Form 10-K
period 1993-10-31
SAFECARD SERVICES INC
filed 1994-02-01
CIK 86103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 1993        Commission File No. 1-10411

                        SAFECARD SERVICES, INCORPORATED
            (Exact name of Registrant as specified in its charter)

         Delaware                                13-2650534
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

3001 E. Pershing Blvd, Cheyenne, Wyoming                          82001
(Address of principal executive offices)                        (Zip Code)

             Registrant's telephone number, including area code:
                               (307) 771-2700

Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                     Name of Exchange on Which Registered
Common Stock, $.01 Par Value                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing market price on January 25, 1994):
$434,053,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 25, 1994: Common Stock, $.01 Par Value - 24,182,815 shares.

                      Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the year ended October 31, 1993 are incorporated by reference into Part II.

Portions of the Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                                  PART I
Item 1.   BUSINESS

Background

    SafeCard Services, Incorporated ("SafeCard") has been in the business of selling subscriptions by mail and telephone for continuity services that it operates or administers. Continuity services are services provided pursuant to subscriptions which typically continue annually or periodically unless cancelled by the subscriber. SafeCard is a Delaware corporation organized in 1969. During 1992, the Company* relocated its headquarters and operational facility from Ft. Lauderdale, Florida to Cheyenne, Wyoming. The Company's executive offices are located at 3001 E. Pershing Blvd., Cheyenne, Wyoming, 82001, and its telephone number is (307) 771-2700. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note E of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data).

    Subscriptions are primarily sold to credit cardholders through arrangements with credit card issuers, including banks and financial services companies, major oil companies, retail department stores and others. Subscriber acquisition material printed for the Company that describes its services and how to subscribe is inserted in the credit card issuer's monthly billing statements or mailed by the Company directly to credit cardholders. Credit cardholders are also asked to subscribe by means of telephone calls. Subscription fees are generally billed to subscribers' credit card accounts and remitted to the Company by the credit card issuer.

    The Company's principal service is credit card loss notification ("Hot-Line"), whereby the Company gives prompt notice to credit card issuers upon being informed that a subscriber's credit cards have been lost or stolen (plus a variety of ancillary service features). Other continuity services offered by the Company include those related to fee-based credit cards, reminder services, a personal credit information service, a discount travel service and a legal plan. Certain of the Company's services include incidental insurance coverage underwritten by its insurance subsidiary. In 1993, the Company also began placing greater emphasis on the development of new products and services. For information regarding the Company's revenue, earnings and financial condition, see Item 6. Selected Financial Data, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

    In December 1993, the Board of Directors elected Paul G. Kahn as Chairman of the Board and Chief Executive Officer. Under Mr. Kahn's leadership, the Company's strategy is to broaden its scope so as to become an entrepreneurial, market-driven consumer services company. While expansion of the business and the development of new areas of business may not contribute significantly to revenues in 1994, the Company may incur certain expenses in 1994 in developing these new areas of business. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    References herein to the years 1993, 1992 and 1991 refer to the Company's fiscal years ended October 31.


*Unless otherwise noted or where the context otherwise requires, the term "Company" refers to SafeCard Services, Incorporated, including its 100%-owned subsidiaries, SafeCard Services Insurance Company, SafeCard Travel Services,
Inc., SafeCard Marketing, Inc. and one inactive subsidiary.

Services Provided

    Hot-Line Credit Card Loss Notification Service

    Hot-Line is the Company's original service and has been its major source of revenue and earnings. A subscriber's credit cards may be registered with the Company's operations center where the data is maintained. If a subscriber notifies the Company of the loss or theft of his/her credit cards, the Company retrieves (or, if cards have not previously been registered, obtains) the necessary information, and then promptly notifies the credit card issuers of the loss, simultaneously requesting replacement. A variety of ancillary services are typically also made available to subscribers. In 1993, the Company increased the price of certain annual membership fees from $12 to $15. The Company also sells multi-year subscriptions, generally for three year periods at prices historically ranging from $36-$39, which provide for payment in advance of the full subscription price. The Company increased the price of certain multi-year membership fees from $36 - $39, to $45 in 1993. The Company sometimes offers to subscribers an initial trial period at either no fee or a nominal fee.

    In most states Hot-Line includes liability insurance against fraudulent use of credit cards, issuance of fraud-deterrent stickers to be affixed to credit cards, notification to card issuers of a subscriber's address change, and in some instances, issuance of an emergency medical card containing a microfilm history of certain medical data provided by the subscriber. The Company will also typically wire a $100 to $1500 cash advance or send an airplane ticket to subscribers under certain conditions. Such advances and the cost of such tickets are typically repayable in thirty days. Other services available to subscribers include a nationwide toll-free message service (similar to an answering service) and a lost key return service.

    During 1993, 1992 and 1991, Hot-Line provided 73%, 73% and 72%, respectively, of the Company's subscription revenue. See Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations.


    Fee-Based Credit Card Services

    The Company, through arrangements with credit card issuers, markets fee-based credit cards, generally to the issuer's existing no fee cardholders. For an annual fee of $15 to $25, cardholders who subscribe to the fee-based credit cards typically receive a new credit card, issued by the credit card issuer, and various services such as credit card registration, discounts on travel, insurance and other services provided or obtained by the Company. The card issuer is responsible for the collection of all charges made to the credit card and may also provide other services to the cardholder. During 1993, 1992 and 1991, Fee Card programs provided 13%, 12% and 12%, respectively, of the Company's subscription revenue. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Reminder Services

    The date reminder services ("Reminder Services") provide subscribers, by mail, a monthly computer-generated reminder listing personal dates and events registered by the subscriber in addition to standard holidays. Subscribers add dates and events as desired, either by mail or by calling the Company's toll-free, 24 hour-a-day operations center. The Reminder Services include either a large plastic-laminated wall calendar, and/or a personal Desk Appointment Book, and/or a Pocket Appointment Book. During 1993, 1992 and 1991, Reminder Services provided less than 10% of the Company's subscription revenue.


    CreditLine Services

    CreditLine is a personal credit information service. Subscribers receive a comprehensive personal credit report biography either annually or upon request and other services such as a date reminder service and a social security update service. The subscriber's credit information is obtained from national credit bureaus and reorganized into a user-friendly format.
The annual fees are typically $29. The Company also sometimes markets CreditLine in conjunction with other services at higher prices. The credit reporting business is subject to existing regulation, as well as future regulation, if any. During 1993, 1992 and 1991, CreditLine Services provided less than 10% of the Company's subscription revenue.

    The Company began marketing CreditLine in 1989. The Company markets CreditLine pursuant to an agreement ("the CreditLine Agreement") with CreditLine Corporation, a corporation owned by Peter and Steven J. Halmos, the Company's co-founders and their families. Billings, costs and any resulting profits or losses, are shared 50% by the Company and 50% by CreditLine Corporation. In June 1993, the Company was notified by CreditLine Corporation that the license agreement under which the Company markets certain credit information products and services known as CreditLine would not be renewed effective November 1, 1993. However, the Company believes it has certain continuing marketing rights under the license agreement. In addition, the CreditLine Agreement is the subject of litigation between Peter Halmos and related entities and the Company. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8. Financial Statements and Supplementary Data.


    New Services Under Development

    In 1993, the Company began placing greater emphasis on the development of new products and services and is currently test marketing three new services with various credit card issuer clients. Results to date are too preliminary to determine the viability of these services. New products and services which are test marketed are frequently not successful.

    Other Services

    The Company offers a discount travel service, either separately or in conjunction with other programs. Although the Company is no longer actively marketing its prepaid legal and home protection services, it does provide these services to existing subscribers who renew their subscriptions. In past years, the Company marketed certain reference services ("Reference Services") which included either the Guiness Book of World Records, The World Almanac and Book of Facts or The J.K. Lasser Tax Guide. While the Company is not marketing these programs at the present time, the Company continues to provide services to existing subscribers who renew their subscriptions. During 1993, 1992 and 1991, these other services collectively provided less than 10% of the Company's subscription revenue.



Subscriber Acquisition

    The Company sells subscriptions for its services primarily through arrangements with credit card issuers, to consumers who use credit cards.
The Company's subscriber acquisition strategy includes direct mail (generally "Solo Mailings" and "Billing Inserts") and telephone sales. The Company's subscriber acquisition campaigns are typically based on internally-developed strategies, research, formats, copy and graphics and often include multiple solicitations within an overall strategy.

    The Company's Solo Mailings are generally those created and mailed directly by the Company to holders of credit cards from listings supplied to the Company by the issuers of such credit cards. The printing is typically done by others under contract with SafeCard. While Solo Mailings vary in type and content, they generally include a descriptive brochure, a letter and other subscriber acquisition materials, as well as a postage-paid return subscription form. Each Solo Mailing typically must be approved by the credit card issuer and generally contains materials (i.e., letter, envelope, etc.) bearing the credit card issuer's name and logo.

    Billing Inserts are generally created by the Company and printed by others under contract and are inserted in the monthly billing statements of credit card issuers. Billing Inserts have the advantage of low cost (because postage is generally paid by credit card issuers). Each Billing Insert mailing typically must be approved by the credit card issuer. Due to the comparatively low cost of Billing Inserts and the limitation on the number of inserts which may be placed in any single billing statement, there is intense competition for insert space.

    The current average cost of Solo Mailings is approximately $230 per thousand pieces of mail, as compared with about $30 per thousand pieces for Billing Inserts. While Solo Mailings are more costly, primarily due to the fact that the Company pays the postage, Solo Mailings typically generate a higher response rate. In addition, Solo Mailings may be sent to all cardholders of a card issuer, whereas Billing Inserts are mailed only to cardholders who are receiving a statement in the month of insertion. A U.S. postal rate increase is anticipated in 1995. Since postage represents the largest component of direct mail cost, this will have a direct impact on the Company.

    The Company also sells subscriptions (primarily Hot-Line) by telephone. Although the cost of telephone sales is typically higher, as compared to Solo Mailing and Billing Inserts, the response rates are generally higher and the initial subscription period for telephone sales is often for more than one year, with payment to the Company in advance. Mailings result in both single year and multi year subscribers, with a larger percentage being single year.

    During 1993, 1992 and 1991, approximately 54%, 58% and 50%, respectively of all subscriptions for Hot-Line were acquired through telephone sales. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Subscriber acquisition costs are the Company's largest expense category. Subscriber fees are the primary source of revenue. The relationship of these costs to subscription revenues is dependent on a variety of factors including prices, net response rates (gross enrollments less cancellations), marketing costs and renewal rates. These factors are affected by economic conditions, interest rates, other factors affecting the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies, and other factors. In addition, cardholders of certain credit card issuer clients respond more favorably than others to similar promotions. In 1993, subscriber acquisition and service costs, as a percentage of subscription revenue, increased by approximately 2% over the prior year (primarily due to a decline in certain net response rates, primarily in telemarketing). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Relationships with Credit Card Issuers

    The Company acquires its subscribers primarily through contractual arrangements with credit card issuers (including banks and financial services companies, major oil companies, retail department stores and others) for the mail and telephone sales of its services to the issuers' credit card customers. The Company also provides, to a limited extent, on a wholesale basis, its services to large membership groups which are affiliated with credit card issuers, such as oil company travel clubs. New marketing with particular credit card issuers varies from year to year based on both the Company's and the credit card issuer's strategies as well as contractual requirements.

    The Company has written agreements with a few large credit card issuers which account for a large percentage of its subscription revenue.
Termination of any of these contracts would adversely affect the Company.

    Contracts with Citicorp (South Dakota), N.A. and related entities contributed 34%, 37% and 41% of the Company's consolidated subscription revenue in 1993, 1992 and 1991, respectively. The Company has had contracts with Citicorp since 1981. The principal Citicorp contract, which had an initial term through June 1993, was amended on March 31, 1992 to extend the contract to December 31, 1997 and again on September 1, 1993 to extend the contract to December 31, 1999. Citicorp has a right to terminate the contract in the event of the sale of a majority of the shares of the Company to specified credit card issuers, to banks and their corporate affiliates, and to entities that do not have equity of at least $25 million.

Contracts with Sears, Roebuck and Co. contributed approximately 10% of the Company's subscription revenue during 1993 (and less than 10% in 1992 and 1991). The agreement, which contains a provision for cancellation without cause upon 90 days notice, is subject to renewal annually.

    Contracts with Shell Oil Company accounted for approximately 10% of the Company's consolidated subscription revenue in 1991 (and less than 10% in 1993 and 1992). The Shell Oil Company contracts have varying initial terms but automatically renew on an annual basis unless terminated by either party.

    Credit card issuers from time to time may adopt a change in business strategy which may affect the Company. For example, in October 1993, Shell Oil Company and a major bank announced the joint marketing of a co-branded card. In addition, certain consolidations of credit card issuers and market share shifts have occured and may continue to occur. To date, the Company has not noted any material impact as a result of these changes in business strategy.

    The Company's many contracts with credit card issuers generally (though not always) have a one-year or two-year initial term, provide for automatic annual renewal thereafter unless cancelled by either party, and are subject to the fulfillment of certain contractual obligations. These contracts generally provide for the mail and/or telephone sales of subscriptions to the issuer's credit card customers, for the billing (to the subscriber's credit card account) and collection of subscription fees by the card issuers and for payment to the card issuers of commissions or fees. In certain cases, the Company enters into profit-sharing arrangements with credit card issuers, in which the Company pays compensation to credit card issuers based on profitability (as defined in the agreement with the credit card issuer).

    Authorization for each mailing and/or telephone sales campaign typically must be obtained by the Company from the card issuer, although some contracts contain minimum marketing volume requirements. The Company's ability to obtain such authorization is critical and is dependent on many factors, including the business strategies of the credit card issuer clients; the volume, profitability and efficiency of subscriber acquisitions; quality and efficiency of the Company's subscriber servicing; and competition for the limited subscriber acquisition volume which may be allowed by any one issuer. Additional important factors in the maintenance of these contracts are the Company's knowledge of the differing operational requirements of each credit card issuer, including compatible data processing software, innovative subscriber acquisition strategies, operational efficiency and financial stability.

    The Company generally does not have proprietary or other rights to the issuers' credit card customer lists should a credit card issuer terminate its contract with the Company. In that event, with the majority of issuers, the Company would continue to provide services to, and receive its revenue from, existing subscribers after termination. The Company's right to continue to bill existing subscribers after termination of client contract generally continues as long as there is an active credit card or until such subscribers cancel their subscriptions or for certain contractually specified periods of time.

    Competition

    Competition in securing contracts with credit card issuers for sales of subscriptions to the issuers' cardholders -- i.e., the third party endorsed segment of the credit card industry -- is intense. Among the factors affecting the outcome of such competition are the quality and reliability of the services to be offered, subscriber acquisition strategy and expertise (which is highly dependent upon creative talents), operational capability, reputation, financial stability of the company supplying the services, the confidence of credit card issuers in management of the company and the compensation or fee paid to the credit card issuer. Additionally, the Company must maintain security over credit card and credit data of which it has custody.

    The Company believes it has greater than 50% of the market share (within the United States) for credit card registration. Competitors in the credit card registration business include Credit Card Sentinel, CUC International, American Express and others. Fee-based credit cards are sometimes directly marketed and/or serviced by certain credit card issuers. Certain national credit bureaus, as well as CUC International, offer or have offered personal credit information services in competition with CreditLine. CreditLine is dependant upon the purchase of consumer credit data from such credit bureaus and there is no other comparable source for such data. In addition, some of the new products and services which the Company may be exploring, developing or testing, are currently marketed by competitors. The Company's competition is not limited to companies offering similar products and services. Since the Company competes for "advertising space" of various credit card issuers, it competes with companies who market other products and services through credit card issuers. Certain of the Company's competitors may have greater resources and/or other competitive advantages.

    The Company's competition is not confined to any particular region of the country.

    The Company has a non-compete with Steven J. Halmos, the Company's co-founder, which expires in the year 2000. See Note I of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.


Employees

    As of December 31, 1993, the Company employed 435 persons, including 12 part-time employees, as compared to 372 employees (including 27 part-time employees) as of December 31, 1992.


Other Information

    Printing of subscriber acquisition materials is generally contracted to commercial printers. The Company copyrights most of this material and registers its trademarks. Telephone sales are made using the services of independent contractors with the Company developing and dictating sales strategies, methods and controls. These strategies, methods and controls are subject to approval by the credit card issuers. Currently the Company has contracted with several independent telemarketing contractors, with one such contractor accounting for what may be considered a material portion of the volume, to execute its telephone sales using scripts and procedures provided by the Company. There are other independent telephone sales contractors who could provide similar services for the Company.

    Certain copyrights and trademarks of the Company, such as the name "Hot-Line", may be material to its business. The earliest expiration date of any such copyright is 2002. Various trademarks of the Company are registered under applicable federal law. These trademarks, which expire periodically, are subject to renewal, and the Company presently intends to renew all such trademarks. The agreement pursuant to which the Company markets CreditLine provides that logos, trademarks, tradenames, service marks and copyrights do not belong to the Company. This agreement is subject to litigation. In June 1993, the Company was notified by CreditLine Corporation, that the license agreement under which the Company markets certain credit information products and services would not be renewed on November 1, 1993. See Note K of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data and Item 13. Certain Relationships and Related Transactions.

    Due to the nature of the Company's business, the Company views security as a significant function, a breach of which could have a material adverse impact on the Company. As such, the Company places a great deal of emphasis on security of its assets and information. No security systems/procedures are foolproof. In fact, many aspects of the Company's activities involve some degree of security risk.

    The Company's business is not generally seasonal in nature, except that the Company avoids subscriber acquisition campaigns prior to and during certain holiday periods, i.e., Thanksgiving, Christmas and Independence Day. The Company's cash receipts and disbursements are also related to the timing of advertising campaigns.

    All raw materials, primarily paper, plastic and printer's ink, are readily available.

    Subscribers to the Company's services are entitled to receive the benefits of their subscriptions immediately; consequently, the Company has no backlog.

    Management believes there are no material adverse effects upon the Company from current federal, state and local laws and regulations with respect to the discharge of materials into the environment.

    The Company's operations for mail and telephone sales are conducted on a nationwide basis and the Company does not derive its revenue from any particular geographic area of the United States. During the period 1991 through 1993, the Company did not conduct any significant operations, nor derive any material portion of its sales or revenue, from subscribers in foreign countries.


Item 2.   PROPERTIES

    During 1992, the Company relocated its headquarters and operational facility from Ft. Lauderdale, Florida to Cheyenne, Wyoming where it occupies an approximately 115,000 square foot building on approximately 17 acres.

Item 3.   LEGAL PROCEEDINGS

    The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. See Note K of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

    The Company is involved in certain other claims and litigation, which are not currently considered material.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE



                                  PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The information called for by this item is incorporated by reference to the "Market Prices and Distributions" section of the 1993 Annual Report.


Item 6.   SELECTED FINANCIAL DATA

    The information called for by this item is incorporated by reference to the "Five Year Financial Summary" section of the 1993 Annual Report.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

    The information called for by this item is incorporated by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1993 Annual Report.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this item and listed below is incorporated by reference to the 1993 Annual Report.

Index to Financial Statements and Supplementary Data

    Description

    Report of Independent Accountants

    Consolidated Balance Sheets as of
      October 31, 1993 and 1992

    Consolidated Statements of Earnings -
      Three Years Ended October 31, 1993
    Consolidated Statements of Changes in Stockholders'
      Equity - Three Years Ended October 31, 1993

    Consolidated Statements of Cash Flows -
      Three Years ended October 31, 1993

    Notes to Consolidated Financial Statements


    Individual unconsolidated financial statements of SafeCard Services, Inc. have been omitted since consolidated financial statements have been presented. SafeCard is primarily an operating company, and its subsidiaries are not material.

    Schedules other than those listed in Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.



Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

                                                 PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by this item with regard to Directors and Executive Officers who are also Directors is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's annual meeting of shareholders.

    Other Executive officer information is as follows:


Name of Individual            Position                         Age

John Bochak                   Senior Vice President            42

Joanne J. Seehousen           Executive Vice President         46

Agneta K. Breslin             Executive Vice President         46
                              and Assistant Secretary

David Gallimore               Executive Vice President         33

Lynn C. Torrent               Chief Financial Officer          29


    John Bochak has been associated with SafeCard since 1978. He became Executive Vice President, Data Processing in 1981, Executive Vice President, Operations in 1987 and Senior Vice President, Operations in 1992.

    Joanne J. Seehousen has been associated with SafeCard since 1978. She has been an Executive Vice President, Sales since 1980.

    Agneta K. Breslin has been associated with SafeCard since 1981. She became Vice President in 1983 and Executive Vice President in 1987 and Assistant Secretary in October 1990.

    David Gallimore has been associated with SafeCard since 1981. He became Assistant Vice President of Operations in 1987 and in 1989 moved into a sales role. In 1993, Mr. Gallimore became an Executive Vice President of Marketing.

    Lynn C. Torrent became Chief Financial Officer in 1992. She joined SafeCard as an Assistant Controller in 1989 and became Controller in 1990. She was previously with the international accounting firm of Arthur Anderson & Company.



Item 11.    EXECUTIVE COMPENSATION

    The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's annual meeting of shareholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

    The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's annual meeting of shareholders.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item and listed below is incorporated by reference to the 1993 Annual Report.



                                                  PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K

    Certain of the agreements listed below, including, but not limited to, the Property Lease identified as Exhibit 10(j), are the subject of litigation with Peter Halmos and parties related to him.

(a)1.   Financial Statements

        The Financial Statements are in the Index thereto set forth in Item
        8.  Financial Statements and Supplementary Data.

(a)2.   Financial Statement Schedules                           Page
        Report of Independent Accountants                        19
        Schedule I                                              20-22
        Schedule VIII                                            23

(a)3.     Exhibits

          3(a)      SafeCard Services, Incorporated's Certificate of
Incorporation, incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1992.

          3(b)      SafeCard Services, Incorporated's Certificate of
Amendment of Certificate of Incorporation, as filed with the Secretary of State of Delaware, Division of Corporations on August 20, 1987, incorporated by reference to Exhibit 3(g) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1987.

          3(c)      SafeCard Services Insurance Company's Certificate of
Incorporation, incorporated by reference to Exhibit 3(e) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1987.

          3(d)      SafeCard Services Insurance Company's By-Laws,
incorporated by reference to Exhibit 3(f) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1987.

          3(e)      SafeCard Services, Incorporated By-Laws as amended
through September 13, 1993, incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1993.

          10(a)     Description of 1979 Stock Option Plan, incorporated by
reference to Exhibit 10(b) to the Company's Registration Statement on Form S-1, No. 2-72966, as filed with the Securities and Exchange Commission on June 26, 1981.

          10(b)     Form of Non-Qualified Stock Option Agreement dated August
30, 1989 between the Company and each of William T. Bacon and Richard W. Nixon, incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1989.

          10(c)     Form of 1987 Non-Qualified Stock Option Agreement dated
August 30, 1989 between the Company and each of various employees of the Company, incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1989.

          10(d)     Form of Non-Qualified Stock Option Agreement dated August
30, 1989 between the Company and each of six officers of the Company, incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1989.

          10(e)     Form of Non-Qualified Stock Option Agreement dated August
30, 1989 between the Company and each of Peter Halmos and Steven J. Halmos, incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1989.

          10(f)     Form of 1989 Stock Option Plan Amended Non-Qualified
Stock Option Agreement between the Company and each of various employees of the Company, effective November 9, 1990, incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1990.

          10(g)     Form of Non-Qualified Stock Option Agreement, effective
as of November 29, 1989, between the Company and Steven J. Halmos, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1990.

          10(h)     Form of Termination Agreements dated August 31, 1989
between the Company and each of six officers of the Company, incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1989.

          10(i)     Form of letter amending Termination Agreements between
the Company and each of six officers of the Company, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1990.

          10(j)     Property Lease, dated March 1, 1985, between the Company
and a partnership consisting of Peter Halmos and Steven J. Halmos, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K, for its fiscal year ended October 31, 1986.

          10(k)     Agreement with Citicorp (South Dakota), N.A., effective
January 1, 1989, incorporated by reference to the Company's Form 8 Amendment No. 3, dated November 10, 1989, to its Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1989.

          10(l)     Agreement with Peter Halmos, dated November 1, 1988,
regarding a marketing license for credit information services, incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K, for its fiscal year ended October 31, 1988.

          10(m)     First Amendment to Agreement, dated January 25, 1991,
regarding marketing license for credit information services, incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1990.

          10(n)     Form of Non-Qualified Stock Option Agreement dated
October 16, 1991 between the Company and an outside director, incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(o)     Form of Non-Qualified 1991 Employee Stock Option Plan
dated October 16, 1991 between the Company and twenty key employees, incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(p)     Public Relations Consulting Agreement dated October 1,
1991 between the Dilenschneider Group, Inc. and the Company, incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(q)     Letter Agreement dated January 27, 1992, between
CreditLine Corporation and the Company, incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(r)     Confirmation Agreement between Peter Halmos, High Plains
Capital Corporation, CreditLine Corporation and the Company dated January 27, 1992, incorporated by reference to Exhibit 10(r) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(s)     Board of Directors' Resolution dated December 6, 1991
establishing a non-employee director retirement plan, incorporated by reference to Exhibit 10(s) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(t)     SafeCard Services, Incorporated Employee Relocation
Incentive Package, incorporated by reference to Exhibit 10(a) to the Company' Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1992.

          10(u)     Second Amendment to Agreement with Citicorp (South
Dakota), N.A. dated March 31, 1992 incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1992.

          10(v)     Letter Agreement dated May 28, 1992 between SafeCard
Services, Incorporated and Gerald R. Cahill incorporated by reference to
Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1992.

          10(w)     Letter Agreement dated October 26, 1992 between SafeCard
Services, Incorporated and WM Stalcup incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1992.

          10(x)     Indemnification Agreements for the Company's Directors
and certain of the Company's executive officers dated October 2, 1992 incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1992.


          10(y)     Memorandum of Understanding between SafeCard Services,
Incorporated and Steven J. Halmos dated December 19, 1992, incorporated by reference to Exhibit 1 of the Company's report on form 8-K as filed with the Securities and Exchange Commission on December 19, 1992.

          10(z)     Amended Complaint filed February 24, 1993 in Peter Halmos
v. SafeCard Services, Incorporated, Civil Case No. 93-04354 (Circuit Court for the 17th Judicial Circuit in and for Broward County) incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1993.

          10(aa)    Answer and Affirmative Defenses, Counterclaims and Third
Party Complaint, and Demand for Jury Trail of SafeCard Services, Incorporated filed May 26, 1993 in Peter Halmos v. SafeCard Services, Incorporated, Civil Case No. 93-04354 (Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida) incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1993.

          10(ab)    Complaint filed May 26, 1993 in Peter Halmos, et al. v.
SafeCard Services, Incorporated, et al., Case No. 93-CH-4807 (Circuit Court of Cook County, Illinois, County Department, Chancery Division) incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1993.

          10(ac)    Agreements between SafeCard Services, Incorporated and
Steven J. Halmos as follows:

          * Standstill, Voting and Right of First Refusal Agreement dated April 1, 1993 between SafeCard Services, Incorporated and Steven
            J. Halmos.

          * The first Amended and Restated Memorandum of Understanding dated April 1, 1993 between SafeCard Services, Incorporated and Steven
            J. Halmos.

          * Side Letter Agreement dated April 1, 1993 between SafeCard Services, Incorporated and Steven J. Halmos referred to in Paragraph 10.1.1 of the First Amended and Restated Memorandum of Understanding.

incorporated by reference to Exhibit 1 of the Company's report on Form 8-K as filed with the Securities and Exchange Commission on April 1, 1993.

          10(ad)    Complaint filed August 11, 1993 in SafeCard Services,
Incorporated v. Peter A. Halmos, et al., Doc. 134, No. 192 (District Court, First Judicial District, Laramie County, Wyoming) incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1993.

          10(ae)    Second Amended Complaint filed July 27, 1993 in Halmos
Trading & Investment Co., a Florida general partnership, by and through Peter Halmos, as managing general partner v. SafeCard Services, Incorporated, et al., Case No. 93-04354 (06) (Circuit Court, 17th Judicial Circuit, Broward County, Florida, Civil Division) incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1993.

          10(af)    Investor Relations Consulting Agreement dated June 21,
1993, effective January 1, 1993 between the Dilenschneider Group, Inc. and the Company incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1993.

          10(ag)    Investor Relations Consulting Agreement dated June 21,
1993, effective January 1, 1993 between Eugene Miller and the Company incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1993.

          10(ah)    Third Amendment to the Agreement with Citibank (South
Dakota), N.A., dated August 30, 1993.

          10(ai)    Indemnification Agreements for two of the Company's
Directors dated February 11, 1993 and September 1, 1993.

          10(aj)    Forms of Non-Qualified Stock Option Agreements dated
February 11, 1993 and September 1, 1993 between the Company and two outside directors.

          10(ak)    1994 Long Term Stock-Based Incentive Plan, incorporated
by reference to the Company's definitive proxy statement.

          10(al)    Counterclaim filed January 14, 1994 by Peter Halmos in
Halmos Trading & Investment Co., a Florida general partnership, by and through Peter Halmos, as managing general partner v. SafeCard Services, Incorporated, et al., Case No. 93-04354 (06) (Circuit Court, 17th Judicial Circuit, Broward County, Florida, Civil Division) incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K filed on January 14, 1994.

          10(am)    Amended complaint filed December 1, 1993 in Peter Halmos,
et al. v. SafeCard Services, Inc., et al., Case No. 93-CH-4807 (circuit Court of Cook County, Illinois, County Department, Chancery Division.

          10(an)    Employment Agreement, effective as of December 1, 1993,
between the Company and Paul G. Kahn incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K filed on December 6, 1993.

          10(ao)    Investor relations letter agreement dated January 6,
1994, effective January 1, 1994 between the Company and the Dilenschneider Group, Inc.

          10(ap)    Investor relations letter agreement dated December 20,
1993, effective January 1, 1994 between the Company and Eugene Miller.

          10(aq)    Letter Agreement dated May 28, 1992 between SafeCard
Services, Incorporated and Lynn C. Torrent.

          10(ar)    Letter Agreement dated December 4, 1992 between SafeCard
Services, Incorporated and David Gallimore.

          11(a)     Computation of Primary Earnings Per Share.

          11(b)     Computation of Fully Diluted Earnings Per Share.

          13        SafeCard Services, Incorporated 1993 Annual Report.

          15        Consent of Independent Accountants to incorporation by
reference of their report in Prospectuses constituting part of Registration Statements on Forms S-3 and S-8.

          22        Subsidiaries of the Registrant.


(b)       Reports on Form 8-K

          NONE

                              REPORT OF INDEPENDENT ACCOUNTANTS ON
                                  FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of SafeCard Services, Incorporated


    Our audits of the consolidated financial statements referred to in our report dated December 10, 1993 appearing in the SafeCard Services, Incorporated 1993 Annual Report to Shareholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE
Denver, Colorado
December 10, 1993

                      SAFECARD SERVICES INC. AND SUBSIDIARIES
                                      SCHEDULE 1
                                   OCTOBER 31, 1993

                                                                                Fin Statement
                                              Par        Total         Market       Carrying
       ISSUER AND TITLE                     Value         Cost          Value        Value


INVESTMENT SECURITIES, MATURING AFTER ONE YEAR:

SANTA FE CNTY NEW MEXICO                 $  192,000    $  209,000    $  205,000   $   202,000
NEW JERSEY HWY AUTH GO PRFD 1/1/95        1,500,000     1,760,000     1,648,000     1,625,000
GA MUN ELC AUTH PWR REV PRFD 1/1/95       1,000,000     1,134,000     1,099,000     1,075,000
FT BEND TX INDPT SCH DST ESC TO MAT         200,000       222,000       215,000       212,000
WASHINGTON ST FGIC PRFD 2/1/95              250,000       275,000       269,000       265,000
VIRGINIA BCH VA PUB IMP PRFD 2/1/95         100,000       109,000       107,000       104,000
N EAST INDPT SCH DIST TEX PRFD 2/1/95       330,000       373,000       359,000       351,000
ILLINOIS ST UT PRFD 2/1/95                  360,000       402,000       400,000       394,000
TRINITY RIVER AUTH TEX PROJ PRFD 2/1/95     900,000     1,034,000       996,000       974,000
HARRIS CNTY TX TL RD UNLTD PRFD 2/1/95    1,000,000     1,177,000     1,114,000     1,094,000
OCONEE CNTY SC SCH DIST RG PRFD 3/1/95      300,000       331,000       325,000       317,000
SCRANTON LACKWNNA PA HTH/WFR PRFD 3/1/95    570,000       659,000       632,000       617,000
SOUTHERN IL UN REV HSG AXLRY PRFD 4/1/95    200,000       233,000       222,000       218,000
FARMER BRNCH CARROLLTON TX PRFD 4/1/95    2,500,000     2,830,000     2,723,000     2,658,000
PHILAD PA HOSP & HGHR ED PRFD 4/1/95      1,200,000     1,407,000     1,338,000     1,310,000
JOHNSON CITY TENN PRFD 5/1/95               300,000       335,000       330,000       319,000
N CNTRL AUSTIN TX GRWTH PRFD 5/1/95       1,000,000     1,128,000     1,112,000     1,080,000
PLANO TX WTRWK & SWR SYS REV PRFD 5/1/95    125,000       141,000       138,000       135,000
WILLIAMSON CNTY TN HOSP INC PRFD 5/1/95     450,000       512,000       500,000       488,000
NORTH TEX MUN WTR DIST TEX PRFD 6/1/95      225,000       258,000       248,000       241,000
WICHITA KANSAS                              200,000       225,000       219,000       216,000
UNIVERSITY N MX UNIV REVS PRFD 6/1/95     2,000,000     2,356,000     2,253,000     2,199,000
HAWAII ST SER BB PRFD 6/1/95                500,000       553,000       545,000       529,000
FL ST BRD ED CAP OUTLAY PRFD 6/1/95         800,000       913,000       887,000       865,000
S COLUMBIA BASIN IR DST WA PRFD 6/1/95    1,000,000     1,154,000     1,113,000     1,080,000
DIST COLUMBIA SER C - PRFD 6/1/95           710,000       818,000       792,000       772,000
JACKSONVILLE FLA HLTH FAC PRFD 6/1/95     1,000,000     1,123,000     1,105,000     1,073,000
MARION CNTY IND CON & RCTL PRFD 6/1/95      300,000       339,000       332,000       327,000
METROPOLITAN FR & EXPO IL PRFD 6/1/95     5,720,000     6,792,000     6,482,000     6,337,000
REDWOOD CITY CALIF PUB FAC PRFD 6/1/95      285,000       319,000       313,000       304,000
STEPHENSVILLE TX UTL SYS PRFD 6/1/95        820,000       944,000       904,000       882,000
REDWOOD CITY CALIF PUB FAC PRFD 6/1/95      190,000       213,000       208,000       203,000
OHIO ST WTR DEV AUTH REV PRFD 6/1/95      1,500,000     1,750,000     1,687,000     1,665,000
WISCONSIN ST PRFD 6/1/95                  1,500,000     1,742,000     1,675,000     1,653,000
SHELBY CTY TN HLTH ED & HSG PRF 6/1/95    3,800,000     4,347,000     4,223,000     4,116,000
DELAWARE ST SER B PRFD 7/1/95               500,000       580,000       561,000       554,000
INTERMNT PWR AGY UT PWR RV PRFD 7/1/95    1,150,000     1,297,000     1,271,000     1,248,000
LOUISIANA ST RECOVERY DIST PRFD 7/1/95    2,900,000     3,244,000     3,169,000     3,128,000
PIMA CTY AZ UNI SCH DIST 102 PRFD 7/1/95    250,000       277,000       269,000       266,000
MARICOPA CNTY AR SCH DIST 11 PRFD 7/1/95    750,000       870,000       842,000       831,000
UNIV TEX PERM UNIV FD PRFD 7/1/95           850,000       956,000       930,000       910,000
UT ASD MUN PWR SYS RV HUNT PRFD 7/1/95    1,000,000     1,159,000     1,127,000     1,098,000
IN ST TOLL FIN AUTH TOLL RD PRFD 7/1/95     900,000     1,019,000     1,002,000       972,000
FT WAYNE IND HOSP AUTH REV PRFD 7/1/95      500,000       578,000       561,000       553,000
SC ST PUB SVC AUTH ELC REV PRFD 7/1/95    2,000,000     2,331,000     2,251,000     2,222,000
NEVADA ST UNIV SYS PROJ PRFD 8/1/95         500,000       561,000       550,000       542,000
DUVAL CNTY FL SCH DIST PRFD 8/1/95          500,000       553,000       544,000       536,000
SAN ANTONIO TX RFG SR A IMT PRFD 8/1/95     350,000       391,000       383,000       373,000
PALM BCH CNTY FL SCH DIST PRFD 8/1/95     1,600,000     1,786,000     1,771,000     1,738,000
MESQUITE TX INDT SCH DIST PRFD 8/15/95    1,000,000     1,095,000     1,084,000     1,055,000
HARRIS CNTY TX MN UTL DST 16 PRF 9/1/95     260,000       316,000       301,000       297,000
BEAUMONT TEX FGIC PRFD 9/1/95               250,000       282,000       275,000       271,000
AZ HLTH FAC AUTH HSP SYS RV PRFD 9/1/95     880,000     1,025,000       997,000       982,000
CONN ST DEV AUTH HLTH CARE PRFD 9/1/95      600,000       691,000       672,000       661,000
DALLAS TEXAS MUNI BOND  ETM               1,000,000       959,000     1,039,000       987,000
DALLAS TX WTRWK & SWR SYS PRFD 10/1/95    1,000,000     1,097,000     1,086,000     1,058,000
HARRIS CNTY TX PRFD 10/1/95               1,600,000     1,816,000     1,769,000     1,737,000
BIRMINGHAM AL PRFD 10/1/95                  500,000       579,000       565,000       556,000
HARRIS CTY TX FLD CTL DST PRFD 10/1/95    3,210,000     3,731,000     3,582,000     3,538,000
MONROEVILLE PA HSP AUTH PRFD 10/01/95       275,000       326,000       313,000       307,000
MASS ST HLT & EDL FAC AUTH PRFD 10/1/95     800,000       906,000       895,000       867,000
LAFAYETTE LA PUB PWR AUTH PRFD 11/1/95      400,000       469,000       456,000       450,000
TOPEKA KS PUB BLD COMN REV PRFD 11/1/95     200,000       228,000       223,000       219,000
MONTGOMERY CNTY PA HGHR ED & HLTH PRFD      500,000       592,000       573,000       565,000
LYCOMING CNTY PA AUTH HSP LSE REV PRFD    2,125,000     2,501,000     2,410,000     2,382,000
CHESTERFIELD CTY VA WTR & SWR REV PRFD    1,000,000     1,138,000     1,122,000     1,092,000
CO SPRINGS COLO UTIL REV PRFD 11/15/95    5,400,000     6,053,000     5,922,000     5,815,000
AUSTIN TX UTIL SYS REV PRFD 11/15/95      1,600,000     1,816,000     1,781,000     1,748,000
N JERSEY DIST WTR SUPPLY PRFD 11/15/95    1,765,000     1,946,000     1,928,000     1,875,000
JEFFERSON CNTY CO SCH DST PRFD 12/1/95    3,150,000     3,527,000     3,460,000     3,392,000
DOUGLAS CNTY CO SCH DST PRFD 12/1/95      1,525,000     1,789,000     1,733,000     1,691,000
DIST COLUMBIA GO PRFD 12/1/95               100,000       117,000       115,000       111,000
WASH DC UNLIMITED TAX GO PRFD 12/1/95       500,000       586,000       575,000       556,000
KING CNTY WASH PRFD 12/1/95                 300,000       341,000       334,000       322,000
MERIDIAN MET DST CO AMBAC PRFD 12/1/95    1,600,000     1,854,000     1,808,000     1,765,000
JOHNSON CNTY KS WTR DIST PRFD 12/1/95       500,000       584,000       563,000       557,000
FT COLLINS COLO SEWER REV PRFD 12/1/95      750,000       863,000       840,000       821,000
MESA CNTY CO SALE TAX REV PRFD 12/1/95    2,000,000     2,319,000     2,261,000     2,226,000
SWARTHMORE BORO AUTH PA PRFD 12/1/95      1,475,000     1,721,000     1,675,000     1,652,000
MUNI SUB DST NTHRN CO WTR PRFD 12/1/95    2,000,000     2,286,000     2,253,000     2,179,000
N CAROLINA EASTN MN PWR AGY PRFD 1/1/96     255,000       296,000       283,000       276,000
ILLINOIS ST TOLL HWY AUTH PRFD 1/1/96       750,000       828,000       826,000       816,000
PIEDMONT MUN PWR AGY SC RV PRFD 1/1/96    1,000,000     1,178,000     1,158,000     1,132,000
STHRN MINN MUN PWR AGY PWR PRFD 1/1/96    1,000,000     1,087,000     1,078,000     1,061,000
N CAROLINA MUN PWR AGY N 1 PRFD 1/1/96    1,000,000     1,132,000     1,124,000     1,101,000
SALT RVR ARPROJ AGRIC IMPT & PWR PRFD       250,000       276,000       276,000       270,000
CHESTERFIELD CNTY VA UT PRFD 1/15/96      1,000,000     1,098,000     1,100,000     1,074,000
HARRISON CNTY MS WSTWTR MGT PRFD 2/1/96     700,000       776,000       777,000       767,000
DULUTH MN INDPT SCH DST 709 PRFD 2/1/96     825,000       909,000       906,000       888,000
PLANO TEX PRFD 3/1/96                     1,600,000     1,746,000     1,737,000     1,713,000
JOHNSON CNTY KS UNI SCH DIST 233 PRFD     1,000,000     1,073,000     1,074,000     1,056,000
MINNEAPOLIS MN CONV CTR PRFD 4/1/96       1,000,000     1,115,000     1,116,000     1,090,000
NW IL SUBN MUN JT ACTION PRFD 5/1/96      2,000,000     2,213,000     2,215,000     2,189,000
SAN ANTONIO TX SWR REV REF LIEN PRRD      1,000,000     1,105,000     1,108,000     1,082,000
NEW YORK ST  HSG FIN AGY PRFD 5/1/96        500,000       567,000       563,000       554,000
DIST COLUMBIA SER A PRFD 6/1/96           1,175,000     1,323,000     1,322,000     1,307,000
OH ST WTR DV AUTH REV SR A PRFD 6/1/96    1,000,000     1,133,000     1,130,000     1,112,000
COLUMBUS OH SWR REV SER A PRFD 6/1/96     3,900,000     4,392,000     4,400,000     4,311,000
ILLINOIS ST PRFD 6/1/96                   7,500,000     8,389,000     8,425,000     8,200,000
OH ST WTR DEV AUTH REV SER A AMBAC PRF    2,000,000     2,260,000     2,263,000     2,208,000
METRO FAIR & EXPO AUTH IL PRFD 6/1/96     2,645,000     2,997,000     2,984,000     2,925,000
ALLEGHENY CNTY PA HOSP DEV PRFD 6/1/96    2,500,000     2,835,000     2,828,000     2,763,000
PLATTE RIVER PWR AUTH COLO PRFD 6/1/96    1,000,000     1,116,000     1,121,000     1,092,000
KY ST TPK AUTH ECN DEV REV PRFD 7/1/96    1,000,000     1,127,000     1,128,000     1,118,000
CLARKE CNTY GA SCH DIST UT PRFD 7/1/96    1,900,000     2,089,000     2,093,000     2,074,000
AZ ST TRANS BRD HWY REV PRFD 7/1/96         525,000       598,000       594,000       588,000
AUSTIN TX INDPT SCH DIS UT PRFD 8/1/96    1,000,000     1,078,000     1,077,000     1,064,000
TEMPE ARIZ PRFD 7/1/96                      750,000       846,000       843,000       835,000
KY ST TPK AUTH ECN DEV REV PRFD 7/1/96    1,500,000     1,695,000     1,692,000     1,673,000
ANCHORAGE ALASKA PRFD 8/1/96                200,000       225,000       225,000       221,000
WASH ST PUB PWR SUPPLY SYS PRFD 7/1/96      695,000       897,000       884,000       873,000
BIRMINGHAM E END AL MED CLNC PUT 7/1/96     410,000       500,000       492,000       499,000
RHODE ISLAND HLTH ED CORP PRFD 7/1/96       875,000     1,057,000     1,048,000     1,039,000
DUVAL CNTY FL SCH DIST UT PRFD 8/1/96     2,000,000     2,256,000     2,253,000     2,233,000
PHILADELPHIA PA SER A CALL PRFD 8/1/96      200,000       224,000       225,000       223,000
JACKSONVILLE FL EXCS TXS  PRFD 10/1/96      400,000       455,000       455,000       451,000
BRWD CNTY FL ARPT SYS REV PRFD 10/1/96      855,000     1,010,000     1,005,000       992,000
CHICAGO ILL WTR REV PRFD 11/1/96          1,355,000     1,485,000     1,482,000     1,466,000
GR N ORLEANS EXPWY COMN LA PFD 11/1/96      270,000       309,000       309,000       307,000
UNIV MICH UNIV REVS PRFD 12/1/96          2,000,000     2,274,000     2,274,000     2,257,000
ANCHORAGE AK ELC UTIL REV PRFD 12/1/96    1,000,000     1,124,000     1,119,000     1,109,000
HOUSTON TX WTR SYS PR LN PRFD 12/1/96     1,000,000     1,160,000     1,150,000     1,139,000
BOULDER VLY CO SCH DST RE 2 PRFD 12/96    2,020,000     2,231,000     2,228,000     2,199,000
DALLAS CNTY TX UTL RECLAM DST PRD 2/97      250,000       279,000       278,000       275,000
ORANGE CNTY FL HSG FN SPSNK AV LF 3.5Y    1,935,000     1,933,000     2,169,000     1,933,000
NC HSG FIN AGY SPSNK AMT AVG LF 2.33Y       655,000       655,000       678,000       655,000
MO ST HG DV GNMA SPSNK AMT AVG LF 3.5Y    1,245,000     1,242,000     1,370,000     1,242,000
WA ST SNGL FMLY SPSNK AMT AVG LF 3.5Y       660,000       660,000       726,000       660,000
DALLAS TX HSG FN GNMA SPSNK AVG LF 3.5Y     470,000       470,000       471,000       470,000
ND ST HSG & MTG FIN AGY REV AVG LF 5Y       755,000       755,000       677,000       755,000
TARRANT CNTY TX HSG SPSNK AMT AV LF 3.5Y    455,000       455,000       456,000       455,000
NJ ST HSG & MTG FIN SPSNK AMT AV LF 4Y    1,170,000     1,169,000     1,023,000     1,169,000
PIMA CTY AZ INDL SPSNK AMT AV LF 3.5Y     2,180,000     2,182,000     2,195,000     2,181,000
ID HSG SGL FMLY B SPSNK AMT AV LF 3.5Y      330,000       329,000       344,000       329,000
OH HSG AGY SNGL FML SPSNK AMT AV LF 3.5Y    625,000       625,000       660,000       625,000
NV HSG DIV SNGL FMLY SPSNK AV LF 3.5Y     1,825,000     1,822,000     1,839,000     1,821,000
OTHER SECURITY INVESTMENTS                  180,000       180,000       180,000       180,000
                                        -----------   -----------   -----------   -----------
                                       $153,332,000  $172,512,000  $170,015,000  $166,704,000
                                        ===========   ===========   ===========   ===========

                         SAFECARD SERVICES, INC. AND SUBSIDIARIES

                                   SCHEDULE VIII

                             VALUATION AND QUALIFYING ACCOUNTS
                                                      ADDITIONS
                                              --------------------------

                                     BALANCE AT  CHARGED TO  CHARGED TO                           BALANCE AT
                                     BEGINNING   COSTS AND   OTHER                                END
DESCRIPTION                          OF PERIOD   EXPENSES    ACCOUNTS          DEDUCTIONS         OF PERIOD
- -----------                          ---------   --------    --------          ----------         ----------
Reserves deducted
from assets to
which they apply:

Year Ended October 31, 1993
- ---------------------------
Accounts Receivable                     $350,000                                 ($200,000)(1)      $150,000

Deferred Commission                     $347,000                                  ($50,000)(1)      $297,000

Allowance for Cancellations           $7,587,000              $35,529,000(2)  ($34,223,000)(3)    $8,893,000

Year Ended October 31, 1992
- ---------------------------

Accounts Receivable                     $296,000 $137,000                         ($83,000)(4)      $350,000

Deferred Commission                     $350,000                                   ($3,000)(4)      $347,000

Deferred Subscriber Acquisition Costs   $800,000                                 ($800,000)(5)          --

Allowance for Cancellations           $6,990,000              $22,830,000(2)  ($22,233,000)(3)    $7,587,000

Year Ended October 31, 1991
- ---------------------------

Accounts Receivable                     $438,000               ($142,000)(6)                        $296,000

Deferred Commission                     $248,000                $142,000(6)       ($40,000)(4)      $350,000

Deferred Subscriber Acquisition Costs       --    $800,000(7)                                       $800,000

Allowance for Cancellations           $6,758,000             $22,049,000(2)   ($21,817,000)(3)    $6,990,000

(1)  Reversal of uncollectable accounts receivable or commission reserves.
(2) Charged to balance sheet accounts "Deferred Subscriber Acquisition - Commission" and "Subscriber Advance Payments".
(3)  Charges for refunds upon subscriber cancellations.
(4)  Uncollectable accounts receivable or commissions written off.
(5) Reserve balance written off against deferred subscriber acquisition cost balance.
(6)  Reclassification from accounts receivable to deferred commission reserve.
(7) Reserve for Hot-Line multi-year subscriber acquisition costs to reflect decrease in renewal rates.



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SAFECARD SERVICES, INCORPORATED


                                        By:     /s/ Paul G. Kahn
                                           ------------------------------
                                              Paul G. Kahn
                                              Chief Executive Officer

January 28, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                     Signature                     Title
- ----                     ---------                     -----
January 28, 1994      /s/ Paul G. Kahn             Chief Executive Officer,
                      ----------------             Chairman of the Board
                      Paul G. Kahn                 and Director


January 28, 1994      /s/ William T. Bacon, Jr.    Director
                    --------------------------
                     William T. Bacon, Jr.


January 28, 1994     /s/ Robert L. Dilenschneider   Director
                     ----------------------------
                     Robert L. Dilenschneider


January 28, 1994     /s/ Eugene Miller              Director
                     -----------------
                     Eugene Miller


January 28, 1994     /s/ Marshall Burman            Director
                     --------------------
                     Marshall Burman


January 28, 1994     /s/ WM Stalcup, Jr.            President and
                     --------------------           Director
                     WM Stalcup, Jr.


January 28, 1994     /s/ Gerald R. Cahill           Chief Operating Officer
                     --------------------           and Director
                     Gerald R. Cahill


January 28, 1994     /s/ Lynn C. Torrent            Chief Financial Officer
                     -------------------            (Principal Financial and
                     Lynn C. Torrent                 Accounting Officer)

                                   Exhibit Index


Exhibit                                              Page Numbers

3(a)  SafeCard Services, Incorporated          Incorporated by reference to
       Certificate of Incorporation.           Exhibit 3(a) of the Company's
                                               Annual Report on Form 10-K
                                               for its fiscal year ended
                                               October 31, 1992.

3(b)   SafeCard Services, Incorporated         Incorporated by reference to
       Certificate of Amendment of             Exhibit 3(g) of the Company's
       Certificate of Incorporation, as        Annual Report on Form 10-K for
       filed with the Secretary of State       its fiscal year ended October
       of Delaware, Division of Corporations   31, 1987.
       on August 20, 1987.

3(c)   SafeCard Services Insurance             Incorporated by reference to
       Company's Certificate of                Exhibit 3(e) of the Company's
       Incorporation.                          Annual Report on Form 10-K for
                                               its fiscal year ended October
                                               31, 1987.

3(d)   SafeCard Services Insurance             Incorporated by reference to
       Company's By-Laws.                      Exhibit 3(f) of the Company's
                                               Annual Report on Form 10-K for
                                               its fiscal year ended October
                                               31, 1987.

3(e)   SafeCard Services, Incorporated         Incorporated by reference to
       By-Laws as amended through              Exhibit 10(c) of the Company's
       September 13, 1993.                     Quarterly Report on Form 10-Q
                                               for its fiscal quarter ended
                                               July 31, 1993.

10(a)  Description of 1979                     Incorporated by reference to
       Stock Option Plan.                      Exhibit 10(b) to the Company's
                                               Registration Statement on Form
                                               S-1, No. 2-72966, as filed
                                               with the Securities  and
                                               Exchange Commission on June
                                               26, 1981.

10(b)  Form of Non-Qualified Stock Option      Incorporated by reference to
       Agreement dated August 30, 1989         Exhibit 10(a) of the Company's
       between the Company and each of         Quarterly Report on Form 10-Q
       William T. Bacon and Richard W. Nixon.  for its fiscal quarter ended
                                               July 31, 1989.

10(c)  Form of 1987 Non-Qualified Stock        Incorporated by reference to
       Option Agreement dated August 30,       Exhibit 10(b) of the Company's
       1989 between the Company and each       Quarterly Report on Form 10-Q
       of Peter Halmos and Steven J. Halmos.   of its fiscal quarter ended
                                               July 31, 1989.

10(d)  Form of Non-Qualified Stock Option      Incorporated by reference to
       Agreement dated August 30, 1989         Exhibit 10(c) of the Company's
       between the Company and each of         Report on Form 10-Q of its
       six officers.                           fiscal quarter ended July 31,
                                               1989.

                                   Exhibit Index


Exhibit                                              Page Numbers

10(e)  Form of Non-Qualified Stock Option      Incorporated by reference to
       Agreement dated August 30, 1989         Exhibit 10(d) of the Company's
       between the Company and each of         Quarterly Report on Form 10-Q
       Peter Halmos and Steven J. Halmos.      for its fiscal quarter ended
                                               July 31, 1989.

10(f)  Form of 1989 Stock Option Plan          Incorporated by reference to
       Amended Non-Qualified Stock Option      Exhibit 10(f) of the Company's
       Agreement between the Company and       Annual Report on Form 10-K for
       each of various employees of the        its fiscal year ended October
       Company, effective November 9, 1990.    31, 1990.

10(g)  Form of Non-Qualified Stock Option      Incorporated by reference to
       Agreement, effective as of November     Exhibit 10(c) to the Company's
       29, 1989, between the Company and       Quarterly Report on Form 10-Q
       Steven J. Halmos.                       for its fiscal quarter ended
                                               April 30, 1990.

10(h)  Form of Termination Agreements dated    Incorporated by reference to
       August 31, 1989 between the Company     Exhibit 10(f) of the Company's
       and each of six officers of the         Annual Report on Form 10-K for
       Company.                                its fiscal year ended October
                                               31, 1989.

10(i)  Form of letter amending Termination     Incorporated by reference to
       Agreements between the Company and      Exhibit 10(b) to the Company's
       each of six officers of the Company.    Quarterly Report on Form 10-Q
                                               for its fiscal quarter ended
                                               April 30, 1990.

10(j)  Property Lease, dated March 1, 1985,    Incorporated by reference to
       between the Company and a partnership   Exhibit 10(c) to the Company's
       consisting of Peter Halmos and Steven   Annual Report on Form 10-K for
       J. Halmos.                              its fiscal year ended October
                                               31, 1986.

10(k)  Agreement with Citicorp (South          Incorporated by reference to
       Dakota), N.A., effective January 1,     the Company's Form 8 Amendment
       1989.                                   No. 3, dated November 10,
                                               1989, to its Quarterly Report
                                               on Form 10-Q for its fiscal
                                               quarter ended April 30, 1989.

10(l)  Agreement with Peter Halmos, dated      Incorporated by reference to
       November 1, 1988, regarding a marketing Exhibit 10(e) to the Company's
       for credit information services.        Annual license Report on Form
                                               10-K for its fiscal year ended
                                               October 31, 1988.

10(m)  First Amendment to Agreement, dated     Incorporated by reference to
       January 25, 1991, regarding marketing   Exhibit 10(m) of the Company's
       license for credit information          Annual Report on Form 10-K for
       services.                               its fiscal year ended October
                                               31, 1990.




                                 Exhibit Index


Exhibit                                           Page Numbers

10(n)  Form on Non-Qualified Stock Option      Incorporated by reference to
       Agreement dated October 16, 1991        Exhibit 10(n) of the Company's
       between the Company and an outside      Annual Report on Form 10-K
       director.                               for its fiscal year ended
                                               October 31, 1991.

10(o)  Form of Non-Qualified Stock Option      Incorporated by reference to
       Plan dated October 16, 1992 between     Exhibit 10(o) of the Company's
       the Company and twenty key employees.   Annual Report on Form 10-K for
                                               its fiscal year ended October
                                               31, 1991.

10(p)  Public Relations Consulting Agreement   Incorporated by reference to
       dated October 1, 1992 between The       Exhibit 10(p) of the Company's
       Dilenschneider Group, Inc. and          Annual Report on Form 10-K for
       the Company.                            its fiscal year ended october
                                               31, 1991.

10(q)  Letter Agreement dated January 27,      Incorporated by reference to
       1992, between CreditLine Corporation    Exhibit 10(q) of the Company's
       and the Company.                        Annual Report on Form 10-K for
                                               its fiscal year ended October
                                               31, 1991.

10(r)  Confirmation Agreement between Peter    Incorporated by reference to
       Halmos, High Plains Capital             Exhibit 10(r) of the Company's
       Corporation, CreditLine Corporation     Annual Report on Form 10-K for
       and the Company dated January 27, 1992. its fiscal year ended October
                                               31, 1992.

10(s)  Board of Directors' Resolution dated    Incorporated by reference to
       December 6, 1991 establishing non-      Exhibit 10(s) of the Company's
       employee director retirement plan.      Annual Report on Form 10-K for
                                               its fiscal year ended October
                                               31, 1991.


                                 Exhibit Index

Exhibit                                               Page Numbers

10(t)  SafeCard Services, Incorporated         Incorporated by reference to
       Employee Relocation Incentive Packages. Exhibit 10(a) to the Company's
                                               Quarterly Report on Form 10-Q
                                               for its fiscal quarter ended
                                               April 30, 1992.

10(u)  Second Amendment to Agreement with      Incorporated by reference to
       Citicorp (South Dakota), N.A.           Exhibit 10(b) to the Company's
       dated March 31, 1992.                   Quarterly Report on Form 10-Q
                                               for its fiscal quarter ended
                                               April 30,1992.

10(v)  Letter Agreement dated May 28, 1992     Incorporated by reference to
       between SafeCard Services,              Exhibit 10(a) to the Company's
       Incorporated and Gerald R. Cahill.      Quarterly Report on Form 10-Q
                                               for its fiscal quarter ended
                                               July 31, 1992.

10(w)  Letter Agreement dated October 26,      Incorporated by reference to
       1992 between SafeCard Services,         Exhibit 10(w) to the Company's
       Incorporated and WM Stalcup.            Annual Report on Form 10-K for
                                               its fiscal year ended October
                                               31, 1992.

10(x)  Indemnification Agreements for the      Incorporated by reference to
       Company's Directors and certain of      Exhibit 10(x) to the Company's
       the Company's executive officers        Annual Report on Form 10-K for
       dated October 2, 1992.                  its fiscal year ended October
                                               31, 1992.

10(y)  Memorandum of Understanding between     Incorporated by reference to
       SafeCard Services, Incorporated and     Exhibit 1 of the Company's
       Steven J. Halmos dated December 19,     report on form 8-K as filed
       1992.                                   with the Securities and
                                               Exchange Commission on
                                               December 19, 1992.

10(z)  Amended Complaint filed February 24,    Incorporated by reference to
       1993 in Peter Halmos v. SafeCard        Exhibit 10(c) of the Company's
       Services, Incorporated, Civil Case      Quarterly Report on Form 10-Q
       No. 93-04354 (Circuit Court for the     for its fiscal quarter ended
       17th Judicial Circuit in and for        April 30, 1993.
       Broward County).

10(aa) Answer and Affirmative Defenses,        Incorporated by reference to
       Counterclaims and Demand for            Exhibit 10(d) of the Company's
       Jury Trial of SafeCard Services,        Quarterly Report on Form 10-Q
       Incorporated May 26, 1993 in Peter      for its fiscal quarter ended
       Halmos v. SafeCard Services,            April 30, 1993.
       Incorporated, Civil Case No. 93-
       04354 (Circuit Court for the 17th
       Judicial Circuit in and for Broward
       County, Florida).


                                   Exhibit Index

Exhibit                                               Page Numbers

10(ab) Complaint filed May 26, 1993 in         Incorporated by reference to
       Peter Halmos et al. v. SafeCard         Exhibit 10(e) of the Company's
       Services, Incorporated, et al.,         Quarterly Report on Form 10-Q
       Case No. 93-CH-4807 (Circuit Court      for its fiscal quarter ended
       of Cook County, Illinois, County        April 30, 1993.
       Department, Chancery Division).

10(ac) Agreements between SafeCard Services,   Incorporated by reference to
       Incorporated and Steven J. Halmos.      Exhibit 1 of the Company's
                                               report on Form 8-K as filed
                                               with the Securities and
                                               Exchange Commission on April
                                               1, 1993.

10(ad) Complaint filed August 11, 1993 in      Incorporated by reference to
       SafeCard Services, Incorporated v.      Exhibit 10(a) of the Company's
       Peter A. Halmos et al., Doc. 134,       Report on Form 10-Q for its
       No. 192 (District Court, First          fiscal quarter ended July 31,
       Judicial District, Laramie County,      1993.
       Wyoming).

10(ae) Second Amended Complaint filed July     Incorporated by reference to
       27, 1993 Halmos Trading & Investment    Exhibit 10(b) of the Company's
       Co., a Florida general partnership,     Quarterly Report on Form 10-Q
       by and through Peter Halmos, as         for its fiscal quarter ended
       managing general partner v. SafeCard    July 31, 1993.
       Services, Incorporated, et al., Case
       No. 93-04354(06) (Circuit Court, 17th
       Judicial District, Laramie County,
       Wyoming).

10(af) Investor Relations Consulting Agreement Incorporated by reference to dated June 21, 1993, effective January  Exhibit 10(d) of the Company's
       1, 1993 between The Dilenschneider      Quarterly Report on Form 10-Q
       Group Inc. and the Company.             for its fiscal quarter ended
                                               July 31, 1993.

10(ag) Investor Relations Consulting Agreement Incorporated by reference to dated June 21, 1993, effective January  Exhibit 10(e) of the Company's
       1, 1993 between Eugene Miller and the   Quarterly Report on Form 10-Q
       Company.                                for its fiscal quarter ended
                                               July 31, 1993.

10(ah) Third Amendment to the Agreement with            33 - 36
       Citibank (South Dakota), N.A. dated
       August 30, 1993.

10(ai) Indemnification Agreements for two of            37 - 54
       the Company's Directors dated February
       11, 1993 and September 1, 1993.

10(aj) Forms of Non-Qualified Stock Option              55 - 67
       Agreements dated February 11, 1993
       and September 1, 1993 between the
       Company and two outside directors.

10(ak) 1994 Long Term Stock-Based              Incorporated by reference to
       Incentive Plan.                         the Company's 1993 definitive
                                               proxy statement.


                                   Exhibit Index


Exhibit                                               Page Numbers

10(al) Counterclaim filed January 14, 1994     Incorporated by reference to
       by Peter Halmos in Halmos Trading &     Exhibit 1 of the Company's
       Investment Co., a Florida general       Current Report on Form 8-K
       partnership, by and through Peter       filed on January 14, 1994.
       Halmos, as managing general partner
       v. SafeCard Services Incorporated,
       et al., Case No. 93-04354 (06)
       (Circuit Court, 17th Judicial
       Circuit, Broward County, Florida
       Civil Division).


10(am) Amended Complaint filed December 1, 1993        68 - 125
       in Peter Halmos, et al. v. SafeCard
       Services, Incorporated, et al., Case No.
       93-CH-4807 (Circuit Court of Cook County,
       Illinois, County Department, Chancery Division.

10(an) Employment Agreement, effective as of   Incorporated by reference to
       December 1, 1993, between the Company   Exhibit 1 of the Company's
       and Paul G. Kahn.                       Current Report on Form 8-K
                                               filed on December 6, 1993.

10(ao) Investor relations letter agreement dated           126
       January 6, 1994, effective January 1, 1994 between the Company and the Dilenschneider
       Group, Inc.

10(ap) Investor relations letter agreement dated           127
       December 20, 1993, effective January 1, 1994 between the Company and Eugene Miller.

10(aq) Letter Agreement dated May 28, 1992 between         128
       SafeCard Services, Incorporated and
       Lynn C. Torrent.

10(ar) Letter Agreement dated December 4, 1992             129
       between SafeCard Services, Incorporated
       and David Gallimore.

11(a)  Computation of Primary Earnings Per Share.          130

11(b)  Computation of Fully Diluted Earnings Per Share.    131

13     SafeCard Services, Incorporated                  132 - 157
       1993 Annual Report.

15     Consent of Independent Accountants to incorporate   158
       by reference their report in Prospectuses constituting part of the Registration Statements on Forms S-3 and S-8.

22       Subsidiaries of the Registrant.                   159

                                                          EXHIBITS

















                                                PAGE LEFT BLANK