Form 10-Q
period 1994-01-31
SAFECARD SERVICES INC
filed 1994-03-17
CIK 86103

Form 10-Q

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended JANUARY 31, 1994              Commission File No. 1-10411
                  ----------------                                  -------

                            SAFECARD SERVICES, INCORPORATED
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)


           Delaware                                 13-2650534
- -------------------------------       ---------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
 Incorporation or Organization)


3001 E. Pershing Blvd. Cheyenne, Wyoming                        82001
- ----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, Including Area Code:         (307) 771-2700
                                                            --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X      No
                               ---        ---

Common Stock, $.01 Par Value
- ----------------------------
Outstanding at January 31, 1994                            24,182,815 Shares












PART I.   FINANCIAL INFORMATION
- -------------------------------
ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------

SafeCard Services, Incorporated
Consolidated Balance Sheets


ASSETS

                                                  January 31,    October 31,
                                                     1994           1993
                                                  (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                      $ 13,550,000   $  3,335,000
  Investment securities,
    maturing within one year                        1,594,000
  Accrued interest receivable                       2,981,000      4,403,000
  Accounts receivable, net                         16,885,000      8,443,000
  Income tax receivable                             1,237,000      5,252,000
  Deferred subscriber costs
    Commissions                                    31,039,000     28,149,000
    Subscriber acquisition costs                   48,944,000     47,987,000
                                                  -----------    -----------

  Total                                           116,230,000     97,569,000
                                                  -----------    -----------

INVESTMENT SECURITIES, maturing after one year    167,078,000    166,704,000
                                                  -----------    -----------

PROPERTY AND EQUIPMENT, net                         8,731,000      8,420,000
                                                  -----------    -----------
SUBSCRIBER COSTS AND OTHER ASSETS
  Deferred commissions                             13,792,000     12,825,000
  Deferred subscriber acquisition costs            91,744,000     91,976,000
  Other assets                                      1,177,000        793,000
                                                  -----------    -----------

  Total                                           106,713,000    105,594,000
                                                  -----------    -----------

                                                 $398,752,000   $378,287,000
                                                  ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

SafeCard Services, Incorporated
Consolidated Balance Sheets

Liabilities And Stockholders' Equity

                                                  January 31,     October 31,
                                                     1994            1993
                                                  (Unaudited)
CURRENT LIABILITIES

  Accounts payable                               $ 11,224,000   $ 14,961,000
  Accrued expenses                                 18,584,000     16,573,000
  Allowance for cancellations                      10,623,000      8,893,000
                                                  -----------    -----------
  Total, excluding deferred credits                40,431,000     40,427,000
                                                  -----------    -----------

  Deferred credits, current portion
    Subscribers' advance payments                 108,214,000     94,460,000
    Deferred income taxes                          11,647,000     10,554,000
                                                  -----------    -----------
    Total                                         160,292,000    145,441,000
                                                  -----------    -----------

SUBSCRIBERS' ADVANCE PAYMENTS,
  less current portion                             49,825,000     47,603,000
                                                  -----------    -----------
DEFERRED INCOME TAXES, less current portion        23,604,000     27,548,000
                                                  -----------    -----------
STOCKHOLDERS' EQUITY

 Common stock - authorized 35,000,000
  shares of $.01 par value; issued 34,276,000
  shares in 1994 (34,196,000 in 1993); outstanding
  24,182,815 shares in 1994 (24,118,184 in 1993)      343,000        342,000
 Additional paid-in capital                        16,420,000     15,990,000
 Retained earnings                                228,135,000    220,898,000
                                                  -----------    -----------
                                                  244,898,000    237,230,000

 Less cost of common shares in
  treasury (10,093,185 in 1994 and
  10,077,816 in 1993)                             (79,867,000)   (79,535,000)
                                                  -----------    -----------
 Total                                            165,031,000    157,695,000
                                                  -----------    -----------

                                                 $398,752,000   $378,287,000
                                                  ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

SafeCard Services, Incorporated
Consolidated Statements of Earnings



                                                    First Quarter Ended
                                                        January 31,
                                                    -------------------
                                                   1994            1993
                                                   ----            ----
                                                       (Unaudited)

SUBSCRIPTION REVENUE, NET                      $41,391,000      $37,570,000


OPERATING COSTS AND EXPENSES
  Subscriber acquisition costs                  25,437,000       22,161,000
  General, administrative and service costs      9,105,000        6,329,000
                                                ----------       ----------
                                                34,542,000       28,490,000
                                                ----------       ----------

EARNINGS FROM OPERATIONS                         6,849,000        9,080,000
INTEREST AND OTHER INCOME                        2,304,000        2,789,000
                                                ----------       ----------

EARNINGS BEFORE INCOME TAXES                     9,153,000       11,869,000

INCOME TAX EXPENSE                              (2,709,000)      (2,973,000)

EARNINGS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                           6,444,000        8,896,000

CUMULATIVE EFFECT OF ACCOUNTING CHANGE           2,000,000
                                                ----------       ----------

NET EARNINGS                                  $  8,444,000     $  8,896,000
                                                 =========        =========

EARNINGS PER SHARE
  Earnings Before Cumulative Effect
    of Accounting Change                              $.24             $.30
  Cumulative Effect of Accounting Change               .07
                                                       ---              ---
  Net Earnings                                        $.31             $.30
                                                        ==               ==

  Weighted average number of
    common and common
    equivalent shares                           27,608,000       29,312,000
                                                ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.









SafeCard Services, Incorporated
Consolidated Statements Of Cash Flows

                                                     First Quarter Ended
                                                          January 31,
                                                     -------------------
                                                     1994           1993
                                                     ----           ----
                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash received from subscribers            $ 51,392,000   $ 47,295,000
   Cash expenditures for subscriber
     acquisition, commissions and operations      (41,021,000)   (38,998,000)
   Interest received                                4,735,000      4,828,000
                                                  -----------    -----------
   Cash flow from operations before
     income taxes                                  15,106,000     13,125,000
   Income taxes paid, net                            (188,000)    (3,410,000)
                                                  -----------    -----------
   Net cash provided by operating activities       14,918,000      9,715,000
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities              (20,020,000)   (27,634,000)
   Proceeds from sale of investment securities     16,951,000     29,041,000
   Payments for property and equipment               (525,000)      (436,000)
                                                  -----------    -----------
   Net cash provided (used) by
     investing activities                          (3,594,000)       971,000
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                  (1,207,000)    (1,332,000)
   Payments for purchases of treasury shares         (483,000)
   Proceeds from exercise of stock options            581,000
                                                  -----------    -----------

   Net cash used in financing activities           (1,109,000)    (1,332,000)
                                                  -----------    -----------

NET INCREASE IN CASH                               10,215,000      9,354,000

   Cash and cash equivalents at beginning
      of period                                     3,335,000      8,208,000

   Cash and cash equivalents at end of period    $ 13,550,000   $ 17,562,000
                                                   ==========     ==========







The accompanying notes are an integral part of these consolidated financial statements.







SafeCard Services, Incorporated
Notes To Consolidated Financial Statements

A.   General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of January 31, 1994 and the results of its operations and cash flows for the first quarters ended January 31, 1994 and 1993. The accounting policies used in the preparation of these financial statements are consistent with those used in the Company's Annual Report for the fiscal year ended October 31, 1993 except for the change in accounting for income taxes described in Note E.

     The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to the issuance of the Company's Annual Report for the fiscal year ended October 31, 1993 and should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report.

     Results of operations for the first quarter ended January 31, 1994 are not necessarily indicative of the results to be expected for the full year.

     Price Waterhouse has made a review, and not an audit, of the unaudited consolidated financial information of the Company for the three month periods ended January 31, 1994 and 1993 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated February 25, 1994, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under
Section 11 does not extend to it.

     Certain changes have been made in the presentation of first quarter 1993 financial information to conform with the 1994 presentation.

     References herein to the first quarters 1994 and 1993 refer to the Company's first fiscal quarters ended January 31st.


B.   Restricted Investments

     For many years the Company followed a policy of restricting all advance payments for multi year subscriptions by placing them in an escrow account with a bank. In March 1994, the Company changed its policy such that it will now place funds in the escrow account only when it is required to do so by contract with credit card issuer clients. The total amount considered restricted by the Company as of January 31, 1994 was approximately $110 million, but would have been approximately $11 million under the new policy.

     The restrictions under both the old and new policies are released ratably over the subscription period, which coincides with the period of revenue recognition. Restricted amounts have been invested primarily in tax-exempt municipal securities.

     Also considered restricted as of January 31, 1994 is approximately $.3 million, pursuant to an agreement with CreditLine Corporation, which is the subject of litigation. See Note F of Notes to Consolidated Financial Statements.





C.   Supplemental Cash Flow Information

     The reconciliation of net earnings to net cash provided by operating activities, as presented in the Consolidated Statements of Cash Flows, is as follows:


                                                     First Quarter Ended
                                                          January 31,
                                                     --------------------
                                                     1994            1993
                                                     ----            ----
                                                          (Unaudited)

Net earnings                                   $  8,444,000     $  8,896,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
        Depreciation                                214,000          205,000
        Income tax expense                        2,709,000        2,973,000
        Income tax payments, net                   (188,000)      (3,410,000)
        Cumulative effect of accounting change   (2,000,000)
        Net decrease in interest receivable       1,422,000        1,270,000
        Net increase in accounts receivable      (8,442,000)      (2,417,000)
        Net decrease in income tax receivable       643,000
        Net amortization of bond premiums/
          discounts                               1,311,000        1,270,000
        Billings to subscribers, net             57,368,000       52,009,000
        Amortization of subscribers' advance
          payments to revenue                   (41,391,000)     (37,570,000)
        Expenditures for subscriber
          acquisition costs                     (14,136,000)     (16,740,000)
        Payment of commissions, net             (15,884,000)     (13,706,000)
        Amortization of subscriber
          acquisition costs                      13,409,000       11,914,000
        Amortization of commissions              12,028,000       10,247,000
        Net increase in allowance
          for cancellations                       1,730,000        2,067,000
        Net decrease in accounts payable
          and accrued expenses                   (1,726,000)      (7,180,000)
        Gain on sale of investment securities      (209,000)        (348,000)
        Net (increase) decrease in other assets    (384,000)         237,000

Net cash provided by operating activities      $ 14,918,000     $  9,715,000
                                                 ==========        =========


D.   Dividends

     On December 9, 1993 the Company declared a quarterly dividend of $.05 per share which was paid on December 28, 1993 to stockholders of record on December 20, 1993.


E.   Income Taxes

     In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Application of Statement No. 109 requires a change from the deferred method to the liability method of accounting for income taxes. One of the principal differences of the liability method from the deferred method used in previous financial statements is that changes in tax rates and laws are reflected in income from continuing operations in the period such changes are enacted. Under the deferred method, such changes were reflected over time, if at all. The Company adopted Statement No. 109 in the first quarter of fiscal 1994, effective November 1, 1993. The impact of the adoption had a cumulative positive effect on the Company's reported earnings in fiscal 1994 of $2 million and also contributed to a higher effective income tax rate. See Management's Discussion and Analysis - Income Taxes.

     The following represents the components of the Company's Deferred Income Tax balances as of January 31, 1994:

                              Current Portion            Long-Term Portion
                           Deferred Income Taxes       Deferred Income Taxes
                           ---------------------       ---------------------
Deferred Tax Liability           $25,008,000                 $43,666,000
Deferred Tax Asset                13,361,000                  20,062,000
                                  ----------                  ----------
Net Deferred Tax Liability       $11,647,000                 $23,604,000
                                  ==========                  ==========


F.   Contingencies

     The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company. The three cases in which the Company is a party are:

     A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for the Company) in Cook County Circuit Court in Illinois against the Company and one of its directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination, libel and the CreditLine Agreement pursuant to which the Company markets CreditLine. The Company and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. The Company and the director have sought dismissal of the amended complaint.

     A suit by Peter Halmos, purportedly in the name of the Halmos Partnership, against the Company, one of its officers and one of its directors in Circuit Court in Broward County, Florida, making a variety of claims related to the Ft. Lauderdale lease. The Company has vacated the building, ceased making payments related to the Ft. Lauderdale Lease and has filed counterclaims. The court has denied motions to dismiss filed by both Peter Halmos and the Company. Discovery is proceeding. No trial date has yet been set.

     A suit filed by the Company in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled the Company, breached his fiduciary duties to the Company, and misappropriated material non-public information to make $48 million in profits on sales of Company stock. This suit was filed after similar litigation brought by the Company in Federal Court for the District of Wyoming was dismissed on federal venue grounds. Peter Halmos secured an injunction from the Cook County Circuit Court in Illinois barring the Company from pursuing these claims in the Wyoming state court until further order of the Cook County Circuit Court. The Company appealed the issuance of the injunction and sought a stay of the injunction pending appeal. On September 10, 1993, a three-judge panel of the Appellate Court, State of Illinois, First District, granted the Company's emergency motion to stay the injunction. The Wyoming court has denied the Halmos parties' motion to dismiss and has set the case for trial on September 12, 1994. Discovery is proceeding.

     The Company believes that it has proper and meritorious claims and defenses in these lawsuits which it intends to vigorously pursue.

     In March 1994, the Company settled litigation with a prior vendor to the Company, which will result in a pre-tax gain in the second quarter of 1994 of approximately $3.5 million.

     The Company is involved in certain other claims and litigation, which are not currently considered material.

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of SafeCard Services, Incorporated


     We have reviewed the accompanying consolidated balance sheet of SafeCard Services, Inc. and subsidiaries as of January 31, 1994 and the related consolidated statements of earnings and cash flows for the three month periods ended January 31, 1994 and 1993 appearing in the Company's Form 10-Q for the quarter ended January 31, 1994. This financial information is the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 31, 1993, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated December 10, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of October 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





PRICE WATERHOUSE
Denver, Colorado
February 25, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1.         RESULTS OF OPERATIONS

           SUBSCRIPTION REVENUE, NET

           Quarter Ended January 31,               1994           1993

                                               $41,391,000     $37,570,000


           Certain changes have been made in the presentation of first quarter 1993 financial information to conform with the 1994 presentation.

           References herein to the first quarters 1994 and 1993 refer to the Company's first fiscal quarters ended January 31st.

           The Company's subscription revenue is derived from payments by subscribers for its service programs and is reported net of an allowance for cancellations. Billings for subscriptions, as well as expenditures for subscriber acquisition costs and commissions, are deferred and amortized to revenue or expense, as applicable. Billings and commissions are amortized over the related subscription periods while subscriber acquisition costs are amortized over future periods of benefit. See Note A of Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended October 31, 1993 for a description of those accounting policies.

           Subscription revenue increased 10% (to reach a record
$41.4 million) in the first quarter of 1994, compared to the same period in 1993, primarily due to an increase in the number of Hot-Line, Fee Card and CreditLine subscribers. Also contributing to the increase in revenues was the price increase of certain Hot-Line subscriptions which the Company began billing in 1993.

           Commencing in July 1993, the Company discontinued providing services on a wholesale -- i.e. flat fee per customer with the Company incurring no marketing costs or commissions -- basis to a group of cardholders of one of its card issuer clients. The decrease in earnings before income taxes in the first quarter of 1994 as compared to the first quarter of 1993 from the elimination of the wholesale program was approximately $.6 million; while management anticipates the decrease for the year to be approximately $1.6 million. While the Company does have the right to do new marketing to the same group of cardholders on a retail -- i.e. with the Company receiving revenues and incurring commissions and marketing costs
- -- basis, management cannot predict the extent of offset, if any.

           Renewal rates of subscribers are affected by a variety of factors including the mix of subscribers renewing, economic factors, changes in the credit card industry and certain other factors, which may be beyond the Company's control. To date, the Company's renewal rates remain stable with the rates reported for 1993. However, the Company anticipates that Hot-Line renewal rates may decrease in 1994, primarily as a result of the Hot-Line price increase mentioned earlier. However, the net effect of the price increase should continue to have a positive effect on revenue and earnings.

           In 1993, the Company began placing greater emphasis on the development of new products and services and continues to currently test market four new services with various credit card issuer clients. Results to date are too preliminary and the scope of the tests have been too limited to determine the viability of these services. New products and services which are test marketed are usually not successful. In the first quarter of 1994 the Company began expanding and strengthening its management team in this and other areas in order to accelerate future growth. While the Company believes that modest growth in Hot-Line through domestic credit card issuers may be achievable in the future, the Company believes that the successful development of new products and services, new channels of distribution and the development of new areas of businesses will become increasingly important to the future revenue and earnings growth of the Company.

           In June 1993, the Company was notified by CreditLine
Corporation, a company owned by Peter Halmos and Steven J. Halmos, the Company's co-founders, and their families, that the license agreement under which the Company markets certain credit information products and services known as CreditLine would not be renewed effective November 1, 1993. Notwithstanding its termination, the CreditLine Agreement gives the Company certain continuing marketing rights. In addition, an amendment to the CreditLine Agreement provides that the Company has the perpetual right to market CreditLine, and participate in the resulting income, through all of its existing credit card issuer clients with which it either has a CreditLine marketing agreement on November 1, 1993 or enters into such an agreement within the following three years. In the first quarter of 1994, CreditLine and certain services marketed in conjunction with CreditLine accounted for approximately $2.2 million, or 5.3% of the Company's subscription revenues and approximately $.7 million, or 4.4% of the Company's gross margin (subscription revenue, net less subscriber acquisition costs). The CreditLine Agreement, including the continuing marketing rights, is the subject of litigation between the Company and Peter Halmos. See Note F of Notes to Consolidated Financial Statements.


           SUBSCRIBER ACQUISITION COSTS

           Quarter Ended January 31,           1994                 1993

                                            $25,437,000         $22,161,000

           As a percentage of subscription
                revenue, net                    61%                 59%


           The cost of subscriber acquisition, which represents the amortization of deferred subscriber acquisition costs and commissions, increased $3.3 million or 14.8%, over the comparable period in the prior year. Subscriber acquisition costs, as a percentage of subscription revenue, increased by approximately 2% over the first quarter of 1993. The relationship of these costs to subscription revenues is dependent on a variety of factors including subscription prices, net response rates (gross enrollments less cancellations), marketing costs and renewal rates. These factors are effected by economic conditions, interest rates, other factors effecting the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies, and other factors. In addition, certain cardholder files respond more favorably than others to similar promotions. In 1993, the Company noted a decline in certain net response rates, primarily in telemarketing of certain credit card issuer customers. While the Company has made some progress in this area, telemarketing response rates for certain credit card issuer customers remain below response rates achieved in previous periods. This decline in response rates, as well as the discontinuance of the wholesale services discussed under "Subscription Revenue, Net" and the change in amortization described in the next paragraph, has increased subscriber acquisition costs as a percentage of subscription revenue and may also cause increases in future quarters.

           In connection with a review conducted in 1992 of the Company's contractual relationships, the Company decided to shorten the period for amortization of subscriber acquisition expenditures made under its contract with Sears, Roebuck & Co. starting in fiscal 1993. This accelerated amortization will have a negative impact on the next several years' reported earnings. The change in amortization period did not have a material impact in 1993. The Company currently estimates that the additional amortization in the first quarter 1994, as compared to the first quarter 1993, as a result of the change, was approximately $200,000; while the effect for the year is anticipated to be less than one million dollars.

           The U.S. Postal Board of Governors has requested a 10.3% postal rate increase effective in 1995. Since postage represents the largest component of direct mail costs, this would have an impact on the Company.


           GENERAL, ADMINISTRATIVE AND SERVICE COSTS

           Quarter Ended January 31,         1994                 1993

                                          $9,105,000            $6,329,000

           As a percentage of
             subscription revenue             22%                   17%


           General, administrative and services costs increased by approximately $2.8 million or 44% when compared to the first quarter of 1993. The increase was primarily due to an increase in legal and related fees, which were approximately $2.6 million and $.4 million in the first quarter of 1994 and 1993, respectively, as well as increases in payroll and related expenses.

           Legal fees in the first quarter of 1994 relate primarily to the Company's litigation with Peter Halmos. See Note F of Notes to the Consolidated Financial Statements and "Pending Litigation". The Company is seeking to reduce legal fees relating to this matter, but there can be no assurance that such efforts will be successful.

           Payroll and certain other expenses relating to the hiring of a new Chief Executive Officer and certain other employees resulted in an increase general and administrative expense in the first quarter of 1994 of approximately one million dollars. The higher salaries and related costs resulted from recent hirings which have been made to strengthen the SafeCard management team in order to accelerate the Company's future growth. These investments in resources, which may continue in the future, are aimed at expansion of the existing business, the development of new business and improved customer service. These investments in the future will most likely result in higher levels of expense in 1994.


           INTEREST AND OTHER INCOME

           Quarter Ended January 31,              1994               1993

                                                $2,304,000         $2,789,000

           Interest and other income is predominantly composed of interest income. Cash and investment balances totaled $182 million at January 31, 1994 compared to $194 million at January 31, 1993. Interest and other income in the first quarter of 1994 decreased over the first quarter of 1993 primarily due to a decrease in interest rates as well as lower cash and investment balances as a result of the Company's repurchase of its common stock. See "Financial Condition - Liquidity and Capital Resources". Since interest rates have declined in recent periods, as the Company's investments mature, or are sold, these funds have been, and may continue to be, reinvested at lower interest rates than were previously available.


           INCOME TAXES

           Quarter Ended January 31,             1994                 1993

                                              $2,709,000           $2,973,000

           As a percentage of earnings
              before income taxes                29.6%                25.0%




           The effective tax rate in 1994 increased by 4.6% compared to 1993. The increase was primarily caused by the adoption in the first quarter of 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as well as the federal corporate income tax rate increase from 34% to 35% which was signed into law in August 1993. See Note E of Notes to Consolidated Financial Statements.

           CUMULATIVE EFFECT OF ACCOUNTING CHANGE

           See Note E of Notes to Consolidated Financial Statements for discussion of the change in accounting method.


           PENDING LITIGATION

           The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. See Note F of Notes to Consolidated Financial Statements. The Company believes that it has proper and meritorious claims and defenses in these lawsuits which it intends vigorously to pursue. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company, in which the Company is not named as a defendant.

           As a result of the Peter Halmos-related litigation, the Company has incurred substantial legal fees, to some extent had a diversion of its executives attention, and the litigation has also had an impact on the Company's business. Management is seeking to reduce, to the extent it deems reasonable and feasible, the adverse effects of these lawsuits, but there can be no assurance that such efforts will be successful. The Company does not expect the litigation to affect its ability to service its customers.

           Resolution of any or all of the Peter Halmos-related litigation could have a material impact -- either favorable or unfavorable depending on the outcome -- upon the results of operations and financial condition of the Company.



2.         FINANCIAL CONDITION

           LIQUIDITY AND CAPITAL RESOURCES

           During the first quarter of 1994, operations provided $14.9 million of cash compared to $9.7 million in the first quarter of 1993. The increase is primarily a result of an increase in net cash received from subscribers and a decrease in income tax payments, partially offset by an increase in operating expenditures.

           During 1993, the Board of Directors authorized the Company to repurchase up to 6 million shares of its outstanding common stock. The total authorized repurchases may be made from time to time through October 31, 1994, depending on the then current market, financial and corporate conditions, through open market purchases, block trades or private negotiated transactions. During the first quarter of 1994 the Company repurchased 36,700 shares at an aggregate cost of $483,000. The total repurchases under the plan through January 31, 1994 is approximately 3.5 million shares at an aggregate cost of $41.7 million.

           The Company believes that its cash flow from operations and the Company's cash and investment security balances (which totaled $182 million, a portion of which is restricted, as of January 31, 1994) are adequate to meet the Company's current liquidity needs. In March 1994, the Company changed its policy on the restriction of advance payments for multi-year subscriptions. See Note B of Notes to the Consolidated Financial Statements. The Company has no short or long-term debt.




           EXPENDITURES OF SUBSCRIBER ACQUISITION COSTS AND COMMISSIONS

           Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct response" marketing campaigns and include payments for telemarketing, printing, postage, mailing services, certain salaries and other costs incurred to acquire new subscribers.

           Expenditures for subscriber acquisition costs in the first quarter of 1994 were $14.1 million compared to $16.7 million in the first quarter of 1993. Total subscriber acquisition campaign volume (mail and telephone contacts) increased approximately 12% in the first quarter of 1994 compared to the first quarter of 1993. Contributing to the higher volumes was an approximate 18% increase in direct mail volume partially offset by an approximate 36% decrease in telemarketing contacts. The decrease in telemarketing volume, which is generally more costly than direct mail, is the primary reason for the decrease in expenditures.

           Gross enrollments (new enrollments before cancellations) from new marketing decreased over the prior year. Contributing to the decrease in new enrollments was the decrease in telemarketing contacts discussed above as well as the timing of marketing programs. A substantial portion of new enrollments essentially replaces existing subscribers who do not renew. This portion of new enrollments, therefore does not generate an increase in total subscription revenue. On a net basis (gross enrollments net of attrition), the Company's membership base increased over the prior year.

           The volume and type of subscriber acquisition expenditures, as well as enrollments, fluctuate periodically; such fluctuations are not unusual. Due to timing differences between periods, there may not always be a direct correlation between subscriber acquisition expenditures and new enrollments in a particular period. In addition, historical response rates may not be an indication of future response rates.

           Commissions paid to credit card issuers were $15.9 million in the first quarter of 1994 compared to $13.7 million in the first quarter of 1993. The 16.1% increase in commission payments is primarily the result of increases in billings as well as the credit card issuer composition of billings.


           BILLINGS

           Net billings were a record $57.4 million in the first quarter of 1994, compared to $52.0 million in the corresponding period in 1993. This overall increase of approximately 10% is primarily due to increases in Hot-Line, Fee Card, CreditLine and related services and Reminder/Reference billings.



PART II.   OTHER INFORMATION
           -----------------

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

           The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company and parties related to him. These litigations are described in Note F of Notes to Consolidated Financial Statements.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           The Annual Meeting of Stockholders of the Company was held on March 7, 1994 for the purpose of electing three members to the Board of Directors, approving the Company's 1994 Long Term Stock-Based Incentive Plan and ratifying the appointment of Price Waterhouse as the Company's independent auditors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations.

           The proposal for the election of three directors (Paul
G. Kahn, Marshall L. Burman and William T. Bacon, Jr.) to serve until the Annual Meeting of Stockholders in 1997 and until their successors are elected and qualified was approved by the following vote:

                                            Shares
                                            Voted            Shares
                                            "For"            "Withheld"
                                            -------          ----------
           Paul G. Kahn                     21,242,615       656,860
           Marshall L. Burman               21,233,340       666,135
           William T. Bacon, Jr.            21,237,973       661,502


           The proposal to approve the Company's 1994 Long Term Stock-Based incentive plan was approved by the following vote:

                        Shares              Shares           Shares
                        Voted               Voted            Voted
                        "For"               "Against"        "Abstaining"
                        ------              ---------        ------------
                        13,874,516          2,953,620        144,024


           The proposal to ratify the appointment of Price Waterhouse as independent public auditors for fiscal year 1994 was approved by the following vote:

                        Shares              Shares           Shares
                        Voted               Voted            Voted
                        "For"               "Against"        "Abstaining"
                        ------              ---------        ------------
                        21,764,804          74,795           59,876


           After giving effect to the above election results, the Company's Board of Directors is comprised of Mr. Paul G. Kahn, Mr. Robert L. Dilenschneider, Mr. William T. Bacon, Jr., Mr. Eugene Miller, Mr. WM Stalcup, Jr. and Mr. Gerald R. Cahill.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)     Exhibits
                   10(a) Employment Agreement effective as of February 1, 1994, between the Company and Francis J. Marino.
                   (11a)  Computation of Primary Earnings Per Share
                   (11b)  Computation of Fully Diluted Earnings Per Share
                   (15)   Letter re Unaudited Interim Financial Information


           (b)     Reports on Form 8-K

                   On December 6, 1993 the Company filed a Form 8-K to announce that Paul G. Kahn, has been named Chairman of the Board and Chief Executive Officer and a Director.

                   On January 14, 1994 the Company filed a Form 8-K to state that Peter Halmos filed a counterclaim in the suit he initiated in the Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida.










                                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SAFECARD SERVICES, INCORPORATED
                                          -------------------------------
                                                   (Registrant)




Date: March 17, 1994                            PAUL G. KAHN
                                                ------------------------
                                                Paul G. Kahn
                                                Chief Executive Officer




Date: March 17, 1994                            GERALD R. CAHILL
                                                ------------------------
                                                Gerald R. Cahill
                                                Chief Operating Officer



Date: March 17, 1994                            LYNN C. TORRENT
                                                ------------------------
                                                Lynn C. Torrent
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)