Form 10-K/A
period 1993-10-31
SAFECARD SERVICES INC
filed 1994-05-10
CIK 86103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K/A

     Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of

                     The Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 1993       Commission File No. 1-10411

                        SAFECARD SERVICES, INCORPORATED
            (Exact name of Registrant as specified in its charter)

         Delaware                                13-2650534
- - - ------------------------------      --------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

3001 E. Pershing Blvd, Cheyenne, Wyoming                          82001
- - - ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (307) 771-2700

Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                     Name of Exchange on Which Registered
- - - ----------------------------            ------------------------------------
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

          10(ah)    Third Amendment to the Agreement with Citibank (South
Dakota), N.A., dated August 30, 1993.  *

          10(ai)    Indemnification Agreements for two of the Company's
Directors dated February 11, 1993 and September 1, 1993.

          10(aj)    Forms of Non-Qualified Stock Option Agreements dated
February 11, 1993 and September 1, 1993 between the Company and two outside directors.


- - - ----------------
* Portions of Exhibit 10(ah) have been omitted and filed separately with the Commission pursuant to a confidential treatment request.


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

                       SAFECARD SERVICES, INCORPORATED


                                        By:   FRANCIS J. MARINO
                                              ------------------------------
                                              Francis J. Marino
                                              Vice Chairman

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

                                   Exhibit Index


Exhibit                                              Page Numbers

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


                                 Exhibit Index


Exhibit                                           Page Numbers

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
       August 30, 1993.  *

10(ai) Indemnification Agreements for two of            37 - 54
       the Company's Directors dated February
       11, 1993 and September 1, 1993.

10(aj) Forms of Non-Qualified Stock Option              55 - 67
       Agreements dated February 11, 1993
       and September 1, 1993 between the
       Company and two outside directors.

- - - -------------------
* Portions of Exhibit 10(ah) have been omitted and filed separately with the Commission pursuant to a confidential treatment request.

                                   Exhibit Index

Exhibit                                               Page Numbers

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