Form 10-Q
period 1994-04-30
SAFECARD SERVICES INC
filed 1994-06-16
CIK 86103

Form 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C. 20549


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended APRIL 30, 1994    Commission File No. 1-10411
                  --------------                        -------

                 SAFECARD SERVICES, INCORPORATED
     ------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)


          Delaware                           13-2650534
- - -------------------------------    ------------------------------
(State or Other Jurisdiction of    (I.R.S. Employer Incorporation
or Organization)                   Identification Number)


3001 E. Pershing Blvd., Cheyenne, Wyoming          82001
- - -----------------------------------------        ----------
(Address of Principal Executive Offices)         (Zip Code)


Registrant's Telephone Number, Including Area Code:(307) 771-2700
                                                   --------------

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

Common Stock, $.01 Par Value
- - ----------------------------

Outstanding at May 31, 1994                  25,020,649 Shares

PART I.   FINANCIAL INFORMATION
- - -------------------------------
ITEM 1.   FINANCIAL STATEMENTS
- - ------------------------------

SafeCard Services, Incorporated
Consolidated Balance Sheets


Assets


                                  April 30,        October 31,
                                    1994              1993
                                    ----              ----
                                 (Unaudited)
Current Assets

Cash and cash equivalents       $ 19,920,000      $  3,335,000
Investment securities,
  maturing within one year        26,664,000
Accrued interest receivable        4,061,000         4,403,000
Accounts receivable,net           14,811,000         8,443,000
Income tax receivable                                5,252,000
Deferred subscriber costs
  Commissions                     31,811,000        28,149,000
  Subscriber acquisition costs    49,665,000        47,987,000
                                 -----------       -----------

                                 146,932,000        97,569,000
                                 -----------       -----------

Investment Securities,
  maturing after one year        145,211,000       166,704,000
                                 -----------       -----------

Property And Equipment, net        9,233,000         8,420,000

Subscriber Costs And Other Assets
  Deferred commissions             13,428,000        12,825,000
  Deferred subscriber
    acquisition costs              93,008,000        91,976,000
  Other assets                      1,598,000           793,000
                                  -----------       -----------

                                  108,034,000       105,594,000
                                  -----------       -----------

                                 $409,410,000      $378,287,000
                                  ===========       ===========





The accompanying notes are an integral part of these consolidated financial statements.
SafeCard Services, Incorporated
Consolidated Balance Sheets


Liabilities And Stockholders' Equity

                                   April 30,        October 31,
                                     1994              1993
                                     ----              ----
                                  (Unaudited)

Current Liabilities

Accounts payable                 $ 12,232,000      $ 14,961,000
Accrued expenses                   24,031,000        16,573,000
Allowance for cancellations         9,677,000         8,893,000
  Subscribers' advance payments,
  current portion                 108,992,000        94,460,000
  Deferred income taxes,
  current portion                  11,476,000        10,554,000
                                  -----------       -----------

                                  166,408,000       145,441,000
                                  -----------       -----------

Subscribers' Advance Payments,
  less current portion             49,569,000        47,603,000
                                  -----------        ----------
Deferred Income Taxes,
  less current portion             22,491,000        27,548,000
                                  -----------       -----------
Stockholders' Equity

 Common stock - authorized 35,000,000
 shares of $.01 par value; issued 34,946,000
 shares (34,196,000 in 1993); outstanding
 25,020,649 shares in 1994
 (24,118,184 in 1993)                 349,000           342,000
 Additional paid-in capital        19,433,000        15,990,000
 Retained earnings                230,720,000       220,898,000
                                  -----------       -----------

                                  250,502,000       237,230,000
 Less cost of common shares in
 treasury (9,925,351 in 1994 and
 10,077,816 in 1993)              (79,560,000)      (79,535,000)
                                  -----------       -----------

                                  170,942,000       157,695,000
                                  -----------       -----------

                                 $409,410,000      $378,287,000
                                  ===========       ===========








The accompanying notes are an integral part of these consolidated financial statements.

SafeCard Services, Incorporated
Consolidated Statements of Earnings

                                               Second Quarter Ended                  Six Months Ended
                                                    April 30,                             April 30,
                                              1994              1993                1994            1993
                                                   (Unaudited)                           (Unaudited)

Revenues

Subscription revenue, net                  $42,555,000   $39,116,000            $83,946,000     $76,686,000
Interest and other income                    2,500,000     3,112,000              4,804,000       5,901,000
Gain from litigation settlements             4,257,000                            4,257,000
                                            ----------     ---------             ----------      ----------

                                            49,312,000    42,228,000             93,007,000      82,587,000
                                            ----------    ----------             ----------      ----------

Costs And Expenses

Subscriber acquisition costs                25,982,000    23,782,000             51,419,000      45,943,000
General, administrative and service costs   10,170,000     7,033,000             19,275,000      13,362,000
Restructuring costs                          7,900,000                            7,900,000
                                            ----------    ----------             ----------      ----------

                                            44,052,000    30,815,000             78,594,000      59,305,000
                                            ----------    ----------             ----------      ----------

Earnings Before Income Taxes                 5,260,000    11,413,000             14,413,000      23,282,000

Provision For Income Taxes                  (1,456,000)   (2,885,000)            (4,165,000)     (5,858,000)
                                            ----------    ----------             ----------      ----------
Earnings Before Cumulative
 Effect of Accounting Change                 3,804,000     8,528,000             10,248,000      17,424,000

Cumulative Effect of Accounting Change                                            2,000,000
                                            ----------    ----------             ----------      ----------

Net Earnings                               $ 3,804,000   $ 8,528,000            $12,248,000     $17,424,000
                                             =========     =========             ==========       =========
Earnings Per Share
  Earnings Before Cumulative Effect
    of Accounting Change                          $.14          $.29                   $.38            $.59
  Cumulative Effect of Accounting Change                                                .07
                                                   ---           ---                    ---             ---
  Net Earnings                                    $.14          $.29                   $.45            $.59
                                                    ==            ==                     ==              ==

Weighted average number of
  common and common
  equivalent shares                         27,761,000    29,360,000             27,472,000      29,395,000
                                            ==========    ==========             ==========      ==========




The accompanying notes are an integral part of these consolidated financial statements.



SafeCard Services, Incorporated
Consolidated Statements Of Cash Flows

                                            Six Months Ended
                                                April 30,
                                            ----------------
                                            1994        1993
                                            ----        ----
                                              (Unaudited)
Cash Flows From Operating Activities

Net cash received from subscribers    $ 95,654,000  $ 96,031,000
Cash expenditures for subscriber
  acquisition, commissions
  and operations                       (81,115,000)  (71,044,000)
Relocation expenditures                    (84,000)   (1,549,000)
Interest received                        7,021,000     7,354,000
Income taxes paid, net                  (1,692,000)  (13,274,000)
Gain from litigation settlements         4,257,000
                                       -----------   -----------
Net cash provided by
  operating activities                  24,041,000    17,518,000
                                       -----------   -----------

Cash Flows From Investing Activities

Purchase of investment securities      (57,979,000)  (35,080,000)
Proceeds from sale of
  investment securities                 45,413,000    50,751,000
Proceeds from maturing
  investment securities                  5,370,000
Payments for property and equipment     (1,259,000)     (554,000)
Sale of property and equipment                            22,000
                                        ----------   -----------

Net cash provided (used) by
  investing activities                  (8,455,000)   15,139,000
                                        ----------   -----------

Cash Flows From Financing Activities

Dividends paid                          (2,426,000)   (2,666,000)
Payments for purchase of
  treasury shares                         (483,000)  (24,611,000)
Proceeds from exercise of
  employee stock options                 3,908,000     2,025,000
                                        ----------   -----------
Net cash provided (used) in
  financing activities                     999,000   (25,252,000)
                                        ----------   -----------

Net Increase In Cash                    16,585,000     7,405,000

Cash and cash equivalents at
  beginning of period                    3,335,000     8,208,000
                                       -----------   -----------

Cash and cash equivalents at
  end of period                       $ 19,920,000  $ 15,613,000
                                        ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.
SafeCard Services, Incorporated
Notes To Consolidated Financial Statements

A.  General

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 30, 1994 and the results of its operations and cash flows for the periods ended April 30, 1994 and 1993. The accounting policies used in the preparation of these financial statements are consistent with those used in the Company's Annual Report for the fiscal year ended October 31, 1993 except for the change in accounting for income taxes described in Note F.

    The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to the issuance of the Company's Annual Report for the fiscal year ended October 31, 1993 and should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report.

    Results of operations for the interim periods ended April 30, 1994 are not necessarily indicative of the results to be expected for the full year.

    Price Waterhouse has made a review, and not an audit, of the unaudited consolidated financial information of the Company for the second quarter and six month periods ended April 30, 1994 and 1993 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated June 13, 1994, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

    Certain changes have been made in the presentation of second quarter 1993 financial information to conform with the 1994 presentation.


B.  Restricted Investments

    The Company previously followed a policy of restricting use of all advance payments for multi-year subscriptions by placing them in escrow. In March 1994, the Company changed its policy such that it will now place funds in escrow only when it is required to do so by contract with credit card issuer clients. The amount restricted by contract as of April 30, 1994 was approximately $11.6 million. Restricted funds are released ratably over the subscription period (which coincides with the period of revenue recognition) and have been invested primarily in tax-exempt municipal securities.

    Also restricted as of April 30, 1994 is approximately $1.6 million, pursuant to an agreement with CreditLine Corporation, which is the subject of litigation. See Note G of Notes to Consolidated Financial Statements.

C.           Supplemental Cash Flow Information

             The reconciliation of net earnings to net cash
provided by operating activities, as presented     in the
Consolidated Statements of Cash Flows, is as follows:


                                       Six Months Ended
                                           April 30,
                                   1994                 1993
                                           (Unaudited)

Net earnings                       $ 12,248,000     $ 17,424,000
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation                          446,000          430,000
  Provision for income taxes          4,165,000        5,858,000
  Income tax payments, net           (1,692,000)     (13,274,000)
  Cumulative effect of
   accounting change                 (2,000,000)
  Net decrease in interest
   receivable                           342,000          143,000
  Net (increase) decrease in
   accounts receivable               (6,368,000)         802,000
  Net decrease in income
   tax receivable                       644,000
  Net amortization of bond premiums/
   discounts                          2,627,000        2,598,000
  Billings to subscribers, net      100,444,000       95,632,000
  Amortization of subscribers'
   advance payments to revenue      (83,946,000)     (76,686,000)
  Expenditures for subscriber
   acquisition costs                (29,773,000)     (28,560,000)
  Payment of commissions, net       (28,621,000)     (26,959,000)
  Amortization of subscriber
   acquisition costs                 27,063,000       24,656,000
  Amortization of commissions        24,356,000       21,287,000
  Net increase in allowance
   for cancellations                    784,000        1,811,000
  Net increase (decrease) in
   accounts payable and
   accrued expenses                   4,729,000       (6,988,000)
  Gain on sale of investments          (602,000)      (1,010,000)
  Gain on sale of assets                                  (9,000)
  Net (increase) decrease in
   other assets                        (805,000)         363,000
                                    -----------      -----------
Net cash provided by
  operating activities             $ 24,041,000     $ 17,518,000
                                    ===========      ===========



D.  Dividends

    On December 9, 1993, the Company declared a quarterly dividend of $.05 per share which was paid on December 28, 1993 to stockholders of record on December 20, 1993.

    On March 7, 1994 the Company declared a quarterly dividend of $.05 per share payable on March 24, 1994 to stockholders of record on March 17, 1994.

    On June 13, 1994 the Company declared a quarterly dividend of $.05 per share payable on June 30, 1994 to stockholders of record on June 23, 1994.



E.  Restructuring Costs

    In April 1994, the Company announced a reorganization of its operations and named a new senior management team. As a part of the reorganization, eight senior executives left the Company.
In addition, management decided to close the Ft. Lauderdale sales office. The Company recorded, as a result of this reorganization, a restructuring charge of $3.5 million to cover all severance agreements and a lease termination.

    On May 26, 1994, the Company reached a settlement with Steven Halmos to terminate various agreements between the Company and Mr. Halmos that provided for payments to Mr. Halmos of $2 million a year through March 31, 1998. The settlement, which arose in connection with the Company's management restructuring in April and a resulting decision to cease using Mr. Halmos' services, resulted in a $4.4 million cash payment to Mr. Halmos and charge to second quarter earnings. In connection with the termination agreement, the Company and Mr. Halmos agreed that the options to purchase 3,900,000 shares of the Company's stock held by Mr. Halmos, originally exercisable through 1997, would expire on December 31, 1994. The original option grants also contained a 30-day termination clause whereby the options would expire thirty days after Mr. Halmos ceased providing services to the Company. Neither party to the termination agreement was aware that the establishment of the December 31, 1994 expiration date could be interpreted as an extension of the options and require the Company to record a non-cash compensation charge to income and a corresponding increase to additional paid-in capital of approximately $45 million. To effectuate the intent of the parties, the Company and Mr. Halmos entered into a rescission agreement which returned the options to their original terms.
The legal effect of the rescission was to remove the modifications to the option exercise dates as if they had never occurred. As a result, and although there is no direct precedent in accounting literature, the Company has, with the concurrence of its independent accountants, accounted for the transaction as if the option exercise dates had not been modified.



F.  Income Taxes

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

    The following represents the components of the Company's
Deferred Income Tax balances at April 30, 1994:


                     Current Portion  Long-Term Portion  Total
                          Deferred        Deferred     Deferred
                        Income Taxes    Income Taxes Income Taxes
                        ------------    ------------ ------------
Deferred Tax Liability   $39,530,000   $30,361,000    $69,891,000
Deferred Tax Asset        28,054,000     7,870,000     35,924,000

Net Deferred
  Tax Liability         $11,476,000    $22,491,000    $33,967,000
                         ==========     ==========     ==========


    Net deferred tax liability of $33,967,000 resulted from the following items:

    Subscriber acquisition costs, net          $ 67,939,000
    Multi-year subscription revenues, net       (32,540,000)
    Deferred merchandise revenues, net            1,953,000
    Relocation expenses                          (3,204,000)
    Other                                          (181,000)
                                                 ----------
    Total deferred tax liability               $ 33,967,000
                                                 ==========



G.  Contingencies

    The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company. The three cases in which the Company is a party are as follows:

    A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for the Company) in April 1993 in Cook County Circuit Court in Illinois against the Company and one of its directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. The Company and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. Again in March 1994, the court granted the motions to dismiss all of the complaints but permitted the plaintiffs to replead which they did in June 1994. The Company and the director expect to seek dismissal of the second amended complaint.

    A suit by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, against the Company, one of its officers and one of its directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of its former Ft. Lauderdale headquarters. The Company has vacated the building, ceased making payments related to the Ft. Lauderdale lease and has filed counterclaims. The court has denied motions to dismiss filed by both Peter Halmos and the Company. In May 1994, the court dismissed Peter Halmos' amended counterclaim for breach of contract for indemnity and intentional infliction of emotional distress but gave leave to amend. In June 1994 Peter Halmos filed a second amended counterclaim purporting to state claims for intentional infliction of emotional distress, fraud and negligent misrepresentation and declaratory judgment based on alleged breach of contract for indemnity or, in the alternative, promissory estoppel, related to indemnification of legal expenses in this lawsuit. Discovery is proceeding. No trial date has yet been set.

    A suit which seeks monetary damages and certain equitable relief, filed by the Company in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled the Company, breached his fiduciary duties to the Company, and misappropriated material non-public information to make $48 million in profits on sales of Company stock. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims are made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. The Company's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. The Wyoming court has denied the Halmos parties' motion to dismiss and has set the case for trial on September 12, 1994.

    The Company believes that it has proper and meritorious defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of the Peter Halmos-related litigation could have a material impact -- either favorable or unfavorable depending on the outcome -- upon the results of operations and financial condition of the Company.

    In March 1994, the Company settled litigation with a prior vendor to the Company, which resulted in a pre-tax gain in the second quarter of 1994 of approximately $3.5 million.

    In April 1994, the Company settled litigation with American
Express which resulted in a pre-tax gain in the second quarter of 1994 of $.8 million.

    The Company is involved in certain other claims and litigation, which are not currently considered material.










                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of SafeCard Services, Incorporated


    We have reviewed the accompanying consolidated balance sheet of SafeCard Services, Inc. and subsidiaries as of April 30, 1994, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 1994 and 1993, appearing in the Company's Form 10-Q for the quarter ended April 30, 1994. This financial information is the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 31, 1993, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated December 10, 1993 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of October 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.






PRICE WATERHOUSE
Denver, Colorado
June 13, 1994

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


1.   Results of Operations

     Subscription Revenue, Net

     Second Quarter Ended April 30,    Six Months Ended April 30,
          1994            1993            1994          1993

      $42,555,000     $39,116,000      $83,946,000   $76,686,000


    The Company's subscription revenue is derived from payments by subscribers for its service programs and is reported net of an allowance for cancellations. Billings for subscriptions, as well as expenditures for subscriber acquisition costs and commissions, are deferred and amortized to revenue or expense, as applicable. Billings and commissions are amortized over the related subscription periods while subscriber acquisition costs are amortized over the estimated future periods of benefit. See Note A of Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended October 31, 1993 for a description of the Company's accounting policies.

    Subscription revenue increased 8.8% (to a record $42.6 million) in the second quarter of 1994 and 9.5% for the six months ended April 30, 1994, compared to the same periods in 1993. The increases are primarily due to an increase in the number of Hot-Line, Fee Card and CreditLine subscribers. Also contributing to the increase in revenues was the price increase of certain Hot-Line subscriptions which the Company began billing in mid-1993.

    Commencing in July 1993, the Company discontinued providing services on a wholesale -- i.e. flat fee per customer with the Company incurring no marketing costs or commissions -- basis to a group of cardholders of one of its card issuer clients. The decrease in earnings before income taxes for the six months ended April 30, 1994 as compared to the same period of 1993 from the elimination of the wholesale program was approximately $1.1
million.   Management anticipates the decrease for the year to be
approximately $1.6 million. While the Company does have the right to market to the same group of cardholders on a retail -- i.e. with the Company receiving revenues and incurring commissions and marketing costs -- basis, management cannot predict the extent of offset, if any.

    Renewal rates of subscribers are affected by a variety of factors including the product mix of subscribers renewing, economic factors, changes in the credit card industry and certain other factors, which may be beyond the Company's control. To date, the Company's renewal rates remain consistent with the rates reported for 1993. However, the Company anticipates that Hot-Line renewal rates may decrease in 1994, primarily as a result of the Hot-Line price increase mentioned earlier.
However, the net effect of the price increase should continue to have a positive effect on revenue and earnings.

    In 1993, the Company began placing greater emphasis on the development of new products and services and continues to currently test market new services with various credit card issuer clients. Results to date are preliminary and the size and scope of the tests have been too limited to determine the viability of these services. Many products and services which are test marketed are never implemented. In 1994 the Company began expanding and strengthening its management team in this and other areas to emphasize growth opportunities. While the Company believes that modest growth in Hot-Line through domestic credit card issuers may be achievable in the future, the Company believes that the successful development of new products and services, new channels of distribution and the development of new areas of businesses will become increasingly important to the future revenue and earnings growth of the Company.

    In June 1993, the Company was notified by CreditLine Corporation, a company owned primarily by Peter Halmos and Steven
J. Halmos (the Company's co-founders), that the license agreement under which the Company markets certain credit information products and services known as CreditLine would not be renewed effective November 1, 1993. Notwithstanding its termination, the CreditLine Agreement gives the Company certain continuing marketing rights. In addition, an amendment to the CreditLine Agreement provides that the Company has the perpetual right to market CreditLine, and participate in the resulting income, through all of its existing credit card issuer clients with which it either had a CreditLine marketing agreement on November 1, 1993 or enters into such an agreement within the following three years. The table below sets forth the effect that CreditLine and certain services marketed in conjunction with CreditLine accounted for with respect to the Company's subscription revenues and gross margin (subscription revenue, net less subscriber acquisition costs). The CreditLine Agreement, including the continuing marketing rights, is the subject of litigation between the Company and Peter Halmos. See Note G of Notes to Consolidated Financial Statements.

                                         Percentage
                                         of                            Percentage
                           Subscription  Subscription   Gross          of
                           Revenue       Revenue        Margin         Gross Margin
                           -------       -------        ------         ------------
Quarter ended April 30,
- - -----------------------
         1994              $2.1 million  5.0%           $ .6 million   3.6%
         1993              $1.5 million  3.9%           $ .4 million   2.8%

Six Months ended April 30,
- - --------------------------
         1994               $4.3 million  5.1%          $1.3 million   3.9%
         1993               $2.7 million  3.6%          $ .8 million   2.5%

     Subscriber Acquisition Costs

     Second Quarter Ended April 30,    Six Months Ended April 30,
                 1994        1993          1994         1993
                 ----        ----          ----         ----

             $25,982,000  $23,782,000   $51,419,000  $45,943,000

As a percentage
 of subscription
 revenue             61%          61%           61%          60%

     The cost of subscriber acquisition, which represents the amortization of deferred subscriber acquisition costs and commissions, increased $2.2 million, or 9.3%, and $5.5 million, or 11.9%, in the second quarter and six months of 1994, respectively, primarily because of expenditures made to acquire new subscribers (see "Financial Condition - Expenditures of Subscriber Acquisition Costs and Commissions").

     Subscriber acquisition costs, as a percentage of subscription revenue, remained constant for the quarter and six month periods, respectively. The relationship of these costs to subscription revenues is dependent on a variety of factors including subscription prices, net response rates (gross enrollments less cancellations), marketing costs, renewal rates, economic conditions, interest rates, other factors affecting the number of credit cards in use, demographic trends, consumers' propensity to buy and the effectiveness of subscriber acquisition concepts, copy and marketing strategies, and other factors. In addition, certain cardholder files respond more favorably than others to similar promotions.

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

     In connection with a review conducted in 1992 of the Company's contractual relationships, the Company decided to shorten the period for amortization of subscriber acquisition expenditures made under its contract with Sears, Roebuck & Co. starting in fiscal 1993. This accelerated amortization will have a negative impact on the next several years' reported earnings. The change in amortization period did not have a material impact in 1993. The Company currently estimates that the additional amortization in the six months ended April 30, 1994, as compared to the same period in 1993, as a result of the change, was approximately $400,000; while the effect for the year is anticipated to be less than one million dollars.

     The U.S. Postal Board of Governors has requested a 10.3% postal rate increase effective in 1995. Since postage represents the largest component of direct mail costs, this would have a negative impact on the Company.


     General, Administrative and Service Costs

       Second Quarter Ended April 30,  Six Months Ended April 30,
                1994         1993          1994         1993
                ----         ----          ----         ----

             $10,170,000  $ 7,033,000   $19,275,000  $13,362,000

As a percentage
 of subscription
 revenue             24%          18%           23%          17%

     General, administrative and service costs increased by $3.1 million or 45% and $5.9 million or 44% in the second quarter and first six months of 1994, respectively, compared to the same periods in 1993. The increases in the second quarter and six months ended April 30, 1994 are primarily a result of increases in legal fees of $.8 million and $3 million, payroll and other related expenses of $1.2 million and $1.7 million, and outside consulting fees of $.6 million and $.7 million.

     Legal fees in the first six months of 1994 relate primarily to the Company's continuing litigation with Peter Halmos, the Company's co-founder. See Note G of Notes to the Consolidated Financial Statements and "Pending Litigation". The Company is seeking to reduce legal fees relating to this litigation, but there can be no assurance that such efforts will be successful.

     Legal fees in the second quarter of 1993, related principally to protracted but unsuccessful efforts to reach a negotiated resolution of the Company's disputes with Peter Halmos and Myron Cherry and lawsuits subsequently filed. See Note G of Notes to the Consolidated Financial Statements and "Results of Operations - - Pending Litigation".

     Payroll and other related expenses and management consulting fees related principally to the hiring of a new Chief Executive Officer, a reorganization of the Company's operations and the hiring of the new senior management team. The higher salaries and related costs resulted from recent hirings which have been made to strengthen the SafeCard management team to accelerate the Company's future growth.



     Restructuring Costs

     In April 1994, the Company announced a reorganization of its operations and named a new senior management team. As a part of the reorganization, eight senior executives left the Company. In addition, management decided to close the Ft. Lauderdale sales office. The Company recorded, as a result of this reorganization, a restructuring charge of $3.5 million to cover all severance agreements and a lease termination.

     On May 26, 1994, the Company reached a settlement with Steven Halmos to terminate various agreements between the Company and Mr. Halmos that provided for payments to Mr. Halmos of $2 million a year through March 31, 1998. The settlement, which arose in connection with the Company's management restructuring in April and a resulting decision to cease using Mr. Halmos' services, resulted in a $4.4 million cash payment to Mr. Halmos and charge to second quarter earnings. In connection with the termination agreement, the Company and Mr. Halmos agreed that the options to purchase 3,900,000 shares of the Company's stock held by Mr. Halmos, originally exercisable through 1997, would expire on December 31, 1994. The original option grants also contained a 30-day termination clause whereby the options would expire thirty days after Mr. Halmos ceased providing services to the Company. Neither party to the termination agreement was aware that the establishment of the December 31, 1994 expiration date could be interpreted as an extension of the options and require the Company to record a non-cash compensation charge to income and a corresponding increase to additional paid-in capital of approximately $45 million. To effectuate the intent of the parties, the Company and Mr. Halmos entered into a rescission agreement which returned the options to their original terms.
The legal effect of the rescission was to remove the modifications to the option exercise dates as if they had never occurred. As a result, and although there is no direct precedent in accounting literature, the Company has, with the concurrence of its independent accountants, accounted for the transaction as if the option exercise dates had not been modified.



     Gain From Litigation Settlements

     In March 1994, the Company settled litigation with a prior vendor to the Company, which resulted in a pre-tax gain in the second quarter of 1994 of approximately $3.5 million.

     In April 1994, the Company settled litigation with American
Express which resulted in a pre-tax gain in the second quarter of 1994 of $.8 million.



     Interest and Other Income

     Second Quarter Ended April 30,   Six Months Ended April 30,
        1994            1993              1994          1993
        ----            ----              ----          ----

    $ 2,500,000     $ 3,112,000       $ 4,804,000    $ 5,901,000

     Interest and other income is predominantly composed of interest income and gains from sales of investments. Interest and other income decreased in the second quarter of 1994 over the comparable period in the prior year primarily due to a decrease in interest rates and a lower cash and investment balance. (See "Financial Condition - Liquidity and Capital Resources"). Since interest rates have been volatile in recent periods, as the Company's investments mature, or are sold, these funds may be reinvested at lower interest rates than were previously available.

     The decrease is also a result of lower gains on sale of investments recognized in the second quarter and first six months of 1994 when compared to the same period in 1993.







     Provision for Income Taxes

       Second Quarter Ended April 30,  Six Months Ended April 30,
               1994          1993          1994           1993
               ----          ----           ----           ----

           ($1,456,000) ($2,885,000)  ($ 4,165,000) ($ 5,858,000)

As a percentage
 of earnings
 before income
 taxes             28%         25%             29%          25%



     The increase in the effective tax rate resulted primarily from the adoption in the first quarter of 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as well as the federal corporate income tax rate increase from 34% to 35% which was signed into law in August 1993. See Note F of Notes to Consolidated Financial Statements.



     Cumulative Effect of Accounting Change

     See Note F of Notes to Consolidated Financial Statements for discussion of the change in accounting method.



     Pending Litigation

     The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. See Note G of Notes to Consolidated Financial Statements. The Company believes that it has proper and meritorious defenses in these lawsuits which it intends vigorously to pursue. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company, in which the Company is not named as a defendant.

     As a result of the Peter Halmos-related litigation, the Company has incurred substantial legal fees, to some extent had a diversion of its executives' attention, and the litigation has also had an impact on the Company's expenses. Management is seeking to reduce, to the extent it deems reasonable and feasible, the adverse effects of these lawsuits, but there can be no assurance that such efforts will be successful. The Company does not expect the litigation to affect its ability to service its customers.

     Resolution of any or all of the Peter Halmos-related litigation could have a material impact -- either favorable or unfavorable depending on the outcome -- upon the results of operations and financial condition of the Company.






2.   Financial Condition

     Liquidity and Capital Resources

     For the six month period ended April 30, 1994 operations provided $24.0 million in cash compared to $17.5 million for the same period in 1993. The increase is primarily attributable to a $11.6 million decrease in income tax payments and the $4.3 million gain from litigation settlements, partially offset by a $10.1 million increase in operating expenditures. The comparison of cash provided by operations is also affected by the timing of the various cash receipts and payments.

     During 1993, the Board of Directors authorized the Company to repurchase up to six million shares of its outstanding common stock. The total authorized repurchases may be made from time to time through October 31, 1994, depending on the then current market, financial and corporate conditions, through open market purchases, block trades or private negotiated transactions. The Company repurchased 36,700 shares in the first quarter of 1994 at an aggregate cost of $483,000. The total repurchases under the plan through April 30, 1994 are approximately 3.5 million shares at an aggregate cost of $41.7 million.

     The Company believes that its cash flow from operations, and the Company's cash and investment securities (which aggregated $191.8 million, a portion, $11.6 million, of which is restricted, as of April 30, 1994) and the $20.7 million anticipated from the exercise of Steven Halmos' options to purchase 3.9 million shares of the Company's stock are adequate to meet the Company's current liquidity needs. See Note B of Notes to the Consolidated Financial Statements. The Company has no short or long-term debt.



     Billings

     Net billings were a record $100.4 million in the six months of 1994, an increase of $4.8 million, or 5%, from the corresponding period in 1993. This increase is primarily due to increase in multi-year Hot-Line, Fee Card, CreditLine and related services and Reminder/Reference billings.



     Expenditures of Subscriber Acquisition Costs and Commissions

     Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct response" marketing campaigns and include payments for telemarketing, printing, postage, mailing services, certain salaries and other costs incurred to acquire new subscribers.

     Expenditures for subscriber acquisition costs in the first six months of 1994 increased 4.2% to $29.8 million compared to $28.6 million in the first six months of 1993. Total subscriber acquisition campaign volume (mail and telephone contacts) increased 7.6% in the first six months of 1994 compared to the same period in 1993. Contributing to the higher volume is a 9.7% increase in the number of direct mail contacts offset in part by a 15.7% decrease in telemarketing volume. Telemarketing solicitations for the first six months of 1993 included large marketing efforts by a few clients which were not repeated in 1994.

     The volume and type of subscriber acquisition expenditures, as well as enrollments, fluctuate periodically; such fluctuations are not unusual. Due to timing differences between periods, there may not be a direct correlation between subscriber acquisition expenditures and new enrollments in a particular period. In addition, historical response rates may not be an indication of future response rates.

     Commissions paid to credit card issuers were $28.6 million or 28.5% of billings to subscribers, in the six months of 1994 compared to $27.0 million, or 28.2% of billings to subscribers, in the same period in 1993. This increase is consistent with the increase in billings as well as slightly higher commission rates. Commission rates are dependent on a variety of factors including client, service, type of promotion, as well as first time or renewal billings.



     Membership Base

     April 30, 1993   New Members   Cancellations  April 30, 1994
     --------------   -----------   -------------  --------------
      12,999,000       4,401,000     3,678,000      13,722,000



     On a net basis, the Company's membership base increased over the prior year. Gross enrollments (new enrollments before cancellations) from new marketing remained at the same levels as in the first six months of 1993. A substantial portion of new enrollments essentially replaces existing subscribers who do not renew. This portion of new enrollments, therefore does not generate an increase in total subscription revenue over the prior year. Hot-Line, Fee Card and CreditLine services all experienced membership increases.




PART II.  OTHER INFORMATION
- - ---------------------------

ITEM 1.   LEGAL PROCEEDINGS
- - ---------------------------

     The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company and parties related to him. These litigations are described in Note G of Notes to Consolidated Financial Statements.

     The Company is involved in certain other claims and litigation, which are not considered material.






ITEM 5.   OTHER INFORMATION
- - ---------------------------

     On June 10, 1994 the Company announced that W.M. Stalcup, former president of the Company, had resigned his position as a Director of the Company, effective May 24, 1994.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- - ------------------------------------------

             (a)  Exhibits
                  10(a)    Employment Agreement as of May 2,
                           1994, between the Company and G.
                           Thomas Frankland
                  10(b) Indemnification Agreement as of April 7, 1994, between the Company and one outside director
                  10(c) Non-Qualified Stock Option Agreement as of April 7, 1994, with one of the
                           Company's outside directors
                  10(d)    Second Amended Complaint filed June 1,
                           1994 in Peter Halmos, et al. v.
                           SafeCard Services, Incorporated, et
                           al., Case No. 93-CH-4807 (Circuit
                           Court of Cook County, Illinois, County
                           Department, Chancery Division)
                  10(e) Termination Agreement dated as of May 26, 1994 between the Company and Steven J. Halmos and Rescission Agreement made and entered into as of June 9, 1994 between the Company and Steven J. Halmos
                  (11)a    Computation of Primary Earnings Per
                           Share
                  (11)b    Computation of Fully Diluted Earnings
                           Per Share
                  (15)     Letter re Unaudited Interim Financial
                           Information


             (b)  Reports on Form 8-K

                  On April 18, 1994 the Company filed a Form 8-K to announce that several executives in the Cheyenne headquarters and Ft. Lauderdale offices will leave all offices held with the Company and its affiliates, effective April 30, 1994.



                                SIGNATURES


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SAFECARD SERVICES, INCORPORATED
                               -------------------------------
                                         (Registrant)




Date: June 13, 1994             PAUL G. KAHN
                                ------------------------------
                                Paul G. Kahn
                                Chairman and Chief Executive
                                Officer




Date: June 13, 1994             G. THOMAS FRANKLAND
                                ------------------------------
                                G. Thomas Frankland
                                Vice Chairman and Chief Financial
                                Officer