Form 10-Q
period 1994-07-31
SAFECARD SERVICES INC
filed 1994-09-14
CIK 86103

Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended JULY 31, 1994       Commission File No. 1-10411



                 SAFECARD SERVICES, INCORPORATED
     (Exact Name of Registrant as Specified in its Charter)


         Delaware                            13-2650534
- - -------------------------------   -------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification
Incorporation or Organization)    Number)


3001 E. Pershing Blvd., Cheyenne, Wyoming         82001
- - -----------------------------------------       ----------
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

Common Stock, $.01 Par Value
- - ----------------------------
Outstanding at July 31, 1994                    28,920,649 Shares













PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SafeCard Services, Incorporated
Consolidated Balance Sheet

                                      July 31,    October  31,
                                         1994         1993
                                         ----         ----
                                      (Unaudited)
ASSETS

 Cash and cash equivalents            $ 47,628,000  $  3,335,000
 Investment securities                 168,068,000   166,704,000
 Receivables,net                        17,375,000    18,098,000
 Deferred subscriber acquisition
  costs and related commissions        190,517,000   180,937,000
 Property and equipment, net            10,893,000     8,420,000
 Other assets                            1,847,000       793,000
                                       -----------   -----------

                                      $436,328,000  $378,287,000
                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Accounts payable                     $ 15,178,000  $ 14,961,000
 Accrued expenses                       19,704,000    16,573,000
 Allowance for cancellations             7,019,000     8,893,000
 Subscribers' advance payments         157,286,000   142,063,000
 Deferred income taxes                  18,714,000    38,102,000
                                       -----------   -----------

                                       217,901,000   220,592,000
                                       -----------   -----------

STOCKHOLDERS' EQUITY

Common stock - authorized 35,000,000
 shares of $.01 par value; issued 34,946,000
 shares (34,196,000 in 1993); outstanding
 28,920,649 shares (24,118,184 in 1993)    350,000       342,000
 Additional paid-in capital             41,010,000    15,990,000
 Retained earnings                     225,767,000   220,898,000

Less cost of common shares in
 treasury (6,025,351 in 1994 and
 10,077,816 in 1993)                   (48,700,000)  (79,535,000)
                                       -----------   -----------

                                       218,427,000   157,695,000
                                       -----------   -----------

                                      $436,328,000  $378,287,000
                                       ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.



SafeCard Services, Incorporated
Consolidated Statement of Earnings

                                                       Third Quarter Ended                    Nine Months Ended
                                                              July 31,                             July 31,
                                                       -------------------                    -----------------
                                                     1994           1993                   1994           1993
                                                     ----           ----                   ----           ----
                                                         (Unaudited)                           (Unaudited)
REVENUES
  Subscription revenue, net                       $44,169,000    $39,717,000           $128,115,000   $116,403,000
  Interest and other income                         2,246,000      2,338,000              7,050,000      8,239,000
  Litigation settlements                                                                  4,257,000
                                                   ----------     ----------            -----------    -----------
                                                   46,415,000     42,055,000            139,422,000    124,642,000
                                                   ----------     ----------            -----------    -----------

COSTS AND EXPENSES
  Subscriber acquisition costs                     26,901,000     24,325,000             78,320,000     70,268,000
  Research and product development costs            1,326,000                             1,811,000
  General, administrative and service costs         9,910,000      7,791,000             28,700,000     21,153,000
  Restructuring costs                                                                     7,900,000
                                                   ----------     ----------            -----------    -----------
                                                   38,137,000     32,116,000            116,731,000     91,421,000
                                                   ----------     ----------            -----------    -----------

EARNINGS BEFORE INCOME TAXES                        8,278,000      9,939,000             22,691,000     33,221,000

PROVISION FOR INCOME TAXES                         (1,643,000)    (2,447,000)            (5,808,000)    (8,305,000)
                                                   ----------     ----------             ----------     ----------
EARNINGS BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                        6,635,000      7,492,000             16,883,000     24,916,000
                                                    ---------      ---------             ----------     ----------

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    2,000,000
                                                   ----------     ----------            -----------    -----------
NET EARNINGS                                      $ 6,635,000    $ 7,492,000           $ 18,883,000   $ 24,916,000
                                                   ==========     ==========            ===========    ===========
EARNINGS PER SHARE
Earnings before cumulative effect
  of accounting change                                   $.23           $.27                   $.60           $.86
Cumulative effect of accounting change                                                          .07
                                                          ---            ---                    ---            ---
Net earnings                                             $.23           $.27                   $.67           $.86
                                                          ===            ===                    ===            ===

Weighted average number of
  common and common
  equivalent shares                                28,768,000     27,814,000             28,306,000     28,910,000
                                                   ==========     ==========             ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


SafeCard Services, Incorporated
Consolidated Statement of Cash Flows

                                                                         Nine Months Ended
                                                                              July 31,
                                                                    -------------------------
                                                                    1994                 1993
                                                                    ----                 ----
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash received from subscribers                            $141,112,000         $136,918,000
  Cash expenditures for subscriber
   acquisition costs, commissions and operations                (123,233,000)        (102,387,000)
  Interest received                                               11,508,000           12,096,000
  Income taxes paid, net                                          (1,699,000)         (16,407,000)
  Litigation settlements                                           4,257,000
                                                                 -----------          -----------
  Net cash provided by operating activities                       31,945,000           30,220,000
                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities                              (62,431,000)         (60,567,000)
  Proceeds from sale of investment securities                     48,759,000           69,236,000
  Proceeds from maturing investment securities                     8,925,000
  Acquisition of property and equipment, net                      (3,177,000)            (827,000)
                                                                 -----------           ----------
  Net cash provided by (used in) investing activities             (7,924,000)           7,842,000
                                                                 -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of employee stock options                24,627,000            4,522,000
  Dividends paid                                                  (3,872,000)          (3,878,000)
  Purchase of treasury shares                                       (483,000)         (33,462,000)
                                                                  ----------          -----------
  Net cash provided by (used in) financing activities             20,272,000          (32,818,000)
                                                                  ----------          -----------

Net increase in cash                                              44,293,000            5,244,000

Cash and equivalents at beginning
  of period                                                        3,335,000            8,208,000
                                                                 -----------          -----------

CASH AND EQUIVALENTS AT END OF PERIOD                           $ 47,628,000         $ 13,452,000
                                                                 ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.


SafeCard Services, Incorporated
Notes To Consolidated Financial Statements



A.     General

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 31, 1994 and the results of its operations and cash flows for the periods ended July 31, 1994 and 1993. The accounting policies used in the preparation of these financial statements are consistent with those used in the Company's Annual Report for the fiscal year ended October 31, 1993 except for the change in accounting for income taxes described in Note F.

       The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to the issuance of the Company's Annual Report for the fiscal year ended October 31, 1993 and should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report.

       Results of operations for the interim periods ended July
31, 1994 are not necessarily indicative of the results to be expected for the full year.

       Price Waterhouse LLP has made a review, and not an audit, of the unaudited consolidated financial information of the Company for the third quarter and nine month periods ended July 31, 1994 and 1993 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated August 18, 1994, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

       The Company has determined that a classified balance sheet does not accurately reflect the Company's operating cycle, and results in financial ratios that are not meaningful due to the mix of its assets including marketable investment securities, deferred subscriber acquisition costs and related commissions, and deferred subscribers' advance payments. As a result, the 1994 presentation of the Company's balance sheet is presented in an unclassified format. The applicable 1993 financial information has been restated to conform to this change and certain other changes. The portions of deferred subscriber acquisition costs and related commissions, and subscribers' advance payments which will amortize over the next twelve months are $81,582,000 and $109,042,000, respectively. Investment securities totaling $42,662,000 will mature over the next twelve months.


B.     Restricted Investments

       The Company previously followed an internal policy of restricting use of all advance payments for multi-year subscriptions by placing them in escrow. In March 1994, the Company changed its policy such that it will now place funds in escrow when required contractually by credit card issuer clients. The contractual requirement as of July 31, 1994 was approximately $11.2 million. Restricted funds are released ratably over the subscription period (which coincides with the period of revenue recognition) and are invested primarily in tax-exempt municipal securities.

       Also restricted as of July 31, 1994 is approximately $1.6 million, pursuant to an agreement with CreditLine Corporation.


C.     Supplemental Cash Flow Information

       The reconciliation of net earnings to net cash provided by operating activities, as presented in the Consolidated Statement of Cash Flows, is as follows:

                                                                          Nine Months Ended
                                                                              July 31,
                                                                        ---------------------
                                                                        1994             1993
                                                                        ----             ----
                                                                             (Unaudited)
Net earnings                                                       $ 18,883,000      $ 24,916,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
       Depreciation                                                     704,000           655,000
       Provision for income taxes                                     5,808,000         8,305,000
       Income tax payments, net                                      (1,699,000)      (16,407,000)
       Cumulative effect of accounting change                        (2,000,000)
       Decrease in receivables,net                                      723,000         3,524,000
       Amortization of bond premiums/
         discounts                                                    3,986,000         3,926,000
       Billings to subscribers, net                                 143,338,000       136,827,000
       Amortization of subscribers' advance
         payments to revenue                                       (128,115,000)     (116,403,000)
       Expenditures for subscriber acquisition costs                (48,082,000)      (42,984,000)
       Payment of commissions, net                                  (39,818,000)      (38,767,000)
       Amortization of subscriber acquisition costs                  41,311,000        37,716,000
       Amortization of commissions                                   37,009,000        32,552,000
       Increase (decrease) in allowance for cancellations            (1,874,000)        2,300,000
       Increase (decrease) in accounts payable
         and accrued expenses                                         3,348,000        (5,354,000)
       Gain on sale of investments                                     (603,000)       (1,278,000)
       (Increase) decrease in other operating activities               (974,000)          692,000
                                                                    -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 31,945,000      $ 30,220,000
                                                                    ===========       ===========



D.     Dividends

       On September 9, 1994, the Company declared a quarterly dividend of $.05 per share payable on September 30, 1994 to shareholders of record on September 21, 1994.


E.     Restructuring Costs

       In April 1994, the Company announced a reorganization of its operations and named a new senior management team. As a part of the reorganization, nine senior executives left the Company. In addition, management decided to close the Ft. Lauderdale sales office. The Company recorded, as a result of this reorganization, a restructuring charge of $3.5 million to cover all severance agreements and a lease termination.

       On May 26, 1994, the Company reached a settlement with Steven Halmos to terminate various agreements between the Company and Mr. Halmos that provided for payments to Mr. Halmos of $2 million a year through March 31, 1998. The settlement, which arose in connection with the Company's management restructuring in April and a resulting decision to cease using Mr. Halmos' services, resulted in a $4.4 million cash payment to Mr. Halmos and charge to second quarter earnings. In connection with his termination Mr. Halmos exercised options to purchase 3,900,000 shares of the Company's common stock. Stockholders' equity increased $37.8 million resulting from the exercise of such options and the related tax benefit.


F.     Income Taxes

       In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Application of Statement No. 109 requires a change from the deferred method to the liability method of accounting for income taxes. One of the principal differences of the liability method from the deferred method used in previous financial statements is that changes in tax rates and laws are reflected in income from continuing operations in the period such changes are enacted. Under the deferred method, such changes were reflected over time, if at all. The Company adopted Statement No. 109 in the first quarter of fiscal 1994, effective November 1, 1993. The impact of the adoption had a cumulative positive effect on the Company's reported earnings in fiscal 1994 of $2 million.

       The following represents the components of the Company's deferred income tax balances at July 31, 1994:

 Subscriber acquisition costs, net                $65,383,000
 Multi-year subscription revenues, net            (32,397,000)
 Deferred merchandise revenues, net                 1,763,000
 Relocation expenses                               (3,204,000)
 Tax benefit related to employee stock options    (12,831,000)
                                                  -----------

 Total deferred tax liability                     $18,714,000
                                                   ==========


G.     Commitments and Contingencies

       The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company. The three cases in which the Company is a party are as follows:

       A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for the Company) in April 1993 in Cook County Circuit Court in Illinois against the Company and one of its directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. The Company and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. Again in March 1994, the court granted the motions to dismiss all of the complaints but permitted the plaintiffs to replead which they did in June 1994. The Company and the director have filed motions seeking dismissal of the second amended complaint.

       A suit by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, against the Company, one of its officers and one of its directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of its former Ft. Lauderdale headquarters. The Company has vacated the building, ceased making payments related to the Ft. Lauderdale lease and has filed counterclaims.
The court has denied motions to dismiss filed by both Peter Halmos and the Company. In May 1994, the court dismissed Peter Halmos' amended counterclaim for breach of contract for indemnity and intentional infliction of emotional distress but gave leave to amend. In June 1994 Peter Halmos filed a second amended counterclaim purporting to state claims for intentional infliction of emotional distress, fraud and negligent misrepresentation and declaratory judgment based on alleged breach of contract for indemnity or, in the alternative, promissory estoppel, related to indemnification of legal expenses in this lawsuit. The Company's motion to dismiss the second amended counterclaim was denied, and it has filed an answer to the second amended counterclaim. Discovery is proceeding. No trial date has yet been set.

       A suit which seeks monetary damages and certain equitable relief, filed by the Company in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled the Company, breached his fiduciary duties to the Company, and misappropriated material non-public information to make $48 million in profits on sales of Company stock. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims are made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. The Company's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. Discovery in the case has been extended until December 15, 1994. Trial is expected to commence in the early part of calendar year 1995.

       The Company believes that it has proper and meritorious defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of the Peter Halmos-related litigation could have a material impact -- either favorable or unfavorable depending on the outcome --upon the results of operations and financial condition of the Company.

       During the second quarter of fiscal 1994, the Company settled two lawsuits resulting in receipt of settlements reflected in pre-tax income of $4.3 million.

       The Company is involved in certain other claims and litigation which are not considered material to the operations of the Company.

       On July 25, 1994, the Company and Wright Express Corporation of South Portland, ME, jointly announced that they had entered into a definitive merger agreement under which a subsidiary of the Company will acquire Wright Express Corporation, a leading provider of enhanced information services to oil companies and commercial transportation fleets in the United States, for $35.5 million in cash. The acquisition of Wright Express Corporation closed on September 14, 1994 and will be accounted for using the purchase method of accounting.




                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of SafeCard Services, Incorporated


       We have reviewed the accompanying consolidated balance sheet of SafeCard Services, Incorporated and Subsidiaries as of July 31, 1994, the related consolidated statement of earnings for the three and nine month periods ended July 31, 1994 and 1993, and the consolidated statement of cash flows for the nine month periods then ended appearing in the Company's Form 10-Q for the quarter ended July 31, 1994. This financial information is the responsibility of the Company's management.

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






PRICE WATERHOUSE LLP
Denver, Colorado
August 18, 1994









ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               -------------------------------------------------

1. RESULTS OF OPERATIONS

   SUBSCRIPTION REVENUE, NET

       Third Quarter Ended July 31,   Nine Months Ended July 31,
              1994         1993            1994         1993
              ----         ----            ----         ----
          $44,169,000  $39,717,000    $128,115,000  $116,403,000
           ==========   ==========     ===========   ===========

Percentage
 increase           11.2%                       10.1%
                    ====                        ====

       The Company's subscription revenue is derived from payments by subscribers for its service programs and is reported net of an allowance for cancellations. Billings for subscriptions, as well as expenditures for subscriber acquisition costs and commissions, are deferred and amortized to revenue or expense, as applicable. Billings and commissions are amortized over the related subscription periods while subscriber acquisition costs are amortized over the estimated future periods of benefit. See Note A of Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended October 31, 1993 for a description of the applicable accounting policies.

       Subscription revenue increased 11.2% (to a record $44.2 million) in the third quarter of 1994 and 10.1% for the nine months ended July 31, 1994, compared to the same 1993 periods. The increases are primarily due to an increase in the number of Hot-Line, Fee Card and CreditLine subscribers. Also contributing to the increase in revenues was the price increase which the Company began implementing in mid-1993 to new and renewing Hot-Line subscribers.

       Commencing in July 1993, the Company discontinued providing services on a wholesale -- i.e. flat fee per customer with the Company incurring no marketing costs or commissions -- basis to a group of cardholders of one of its card issuer clients. The decrease in earnings before income taxes for the nine months ended July 31, 1994 as compared to the same period of 1993 from the elimination of the wholesale program was approximately $1.6 million. Management expects that the elimination of the wholesale program will not affect the comparability of earnings after July 31, 1994. While the Company does have the right to market to the same group of cardholders on a retail -- i.e. with the Company receiving revenues and incurring commissions and marketing costs -- basis, management is unable to determine the extent of offset, if any.

       Renewal rates of subscribers are affected by a variety of factors including consumers' preference towards general purpose and value added credit cards resulting in increasing attrition rates with certain credit cards, changes in the credit card industry and certain other factors, which may be beyond the Company's control. To date, the Company's renewal rates for all programs with the exception of Hot-Line multi-year have remained consistent with the rates reported for 1993. As of July 1994, renewal rates for Hot-Line multi-year subscriptions have decreased from 50% to 48%, primarily resulting from the price increase mentioned above. Renewal rates may decrease further in fiscal 1994, however, the net effect of the price increase should continue to have a positive effect on revenue and earnings.

       In June 1993, the Company was notified by CreditLine Corporation, a company controlled by Peter Halmos, that the license agreement under which the Company markets certain credit information products and services known as CreditLine was not renewed on November 1, 1993. Notwithstanding its termination, the CreditLine agreement gives the Company the perpetual right to continue to service existing CreditLine subscribers and to participate in the resulting income. In addition, the CreditLine agreement provides that the Company has the perpetual right to market CreditLine, and participate in the resulting income, through all of its existing card issuer clients with which it either has a CreditLine marketing agreement on the date the CreditLine agreement otherwise terminates or enters into such a marketing agreement within the following three years. The table below sets forth the effect that CreditLine and certain services marketed in conjunction with CreditLine accounted for with respect to the Company's subscription revenues and gross margin (subscription revenue, net less subscriber acquisition costs). The CreditLine Agreement, including the continuing marketing rights, is the subject of litigation between the Company and Peter Halmos.

                              Percentage
                              of Total                              Percentage
                              Subscription   Subscription           Gross          of Total
                              Revenue        Revenue                Margin         Gross Margin
                              ------------   ------------           ----------     ------------
Quarter ended July 31,
       1994                   $2.3 million     4.9%                 $ .7 million    3.9%
       1993                   $1.8 million     4.3%                 $ .5 million    3.4%

Nine Months ended July 31,
       1994                   $6.6 million     4.7%                 $2.0 million    3.9%
       1993                   $4.5 million     3.6%                 $1.3 million    2.8%



   INTEREST AND OTHER INCOME

   Third Quarter Ended July 31,      Nine Months Ended July 31,
       1994           1993               1994           1993
       ----           ----               ----           ----

   $ 2,246,000    $ 2,338,000        $ 7,050,000    $ 8,239,000

       Interest and other income is predominantly composed of interest income and gains from sales of investments. Interest and other income decreased in the third quarter 1994 from the comparable quarter in 1993 as a result of gains from sales of investments in 1993 which were not repeated in 1994.


       The decrease in interest and other income for the nine months ended July 31, 1994 was primarily the result of declining yields on the portfolio, coupled with a shortening of the average maturity. In addition, gains from sales of investments which occurred in the nine months ended July 31, 1993 were not repeated to the same extent in the nine months ended July 31, 1994 (see "Financial Condition - Liquidity and Capital Resources").


   LITIGATION SETTLEMENTS

   During the second quarter of fiscal 1994, the Company settled two lawsuits resulting in receipt of settlements reflected in pre-tax income of $4.3 million.


   SUBSCRIBER ACQUISITION COSTS

        Third Quarter Ended July 31,   Nine Months Ended July 31,
               1994         1993           1994        1993
               ----         ----           ----        ----

            $26,901,000  $24,325,000    $78,320,000  $70,268,000
             ==========   ==========     ==========   ==========

As a percentage
 of subscription
 revenue           60.9%        61.2%          61.1%        60.4%
                   ====         ====           ====         ====

              The cost of subscriber acquisition, which represents the amortization of deferred subscriber acquisition costs and commissions, increased $2.6 million, or 10.6%, and $8.1 million, or 11.5%, in the third quarter and nine months of 1994, respectively, primarily because of expenditures made to acquire new subscribers (see "Financial Condition - Expenditures for Subscriber Acquisition Costs and Commissions").

       Subscriber acquisition costs, as a percentage of subscription revenue, remained relatively constant for the quarter and nine month periods, respectively. The relationship of these costs to subscription revenues is dependent on a variety of factors including subscription prices, net response rates (gross enrollments less cancellations), marketing costs, renewal rates, the effectiveness of subscriber acquisition concepts, copy and marketing strategies, and other factors. In addition, certain cardholder files respond more favorably than others to similar promotions.

       In 1993, the Company noted a decline in certain net response rates, primarily in telemarketing of certain credit card issuer customers. While the Company has made some progress in this area, telemarketing response rates for certain credit card issuer customers remain below response rates achieved in previous periods. This decline in response rates, as well as the discontinuance of the wholesale services discussed under "Subscription Revenue, Net" and the change in amortization described in the next paragraph, has increased subscriber acquisition costs as a percentage of subscription revenue; however, the impact of the price increase previously mentioned has offset the effect of these changes. These changes may also cause increases in subscriber acquisition costs as a percentage of subscription revenue in future quarters.

       In connection with a review conducted in 1992 of the Company's contractual relationships, the Company decided to shorten the period for amortization of subscriber acquisition expenditures made under its contract with Sears, Roebuck & Co. starting in fiscal 1993. This accelerated amortization will have a negative impact on the next several years' reported earnings. The change in amortization period did not have a material impact in 1993. The Company currently estimates that the additional amortization in the nine months ended July 31, 1994, as compared to the same period in 1993, as a result of the change, was approximately $.7 million; while the effect for the fiscal year is anticipated to be less than one million dollars.

       The U.S. Postal Board of Governors has requested a 10.3% postal rate increase effective in 1995. Since postage represents the largest component of direct mail costs, this postal increase could cause an increase in expenditures for subscriber acquisition costs of approximately $1.5 million. This increase is being managed to reduce the impact through the marketing mix between telemarketing and direct mail solicitation as well as by combining outgoing mail to attain higher qualification rates for improved postal discounts.


   RESEARCH AND PRODUCT DEVELOPMENT COSTS

      Third Quarter Ended July 31,     Nine Months Ended July 31,
          1994           1993              1994         1993

       $1,326,000         --            $1,811,000       --
        =========      ========          =========    ========

       Included in research and product development costs for the quarter and nine months ended July 31, 1994, are costs related to the Company placing greater emphasis in three strategic directions; improvement of the core business, internal development of new businesses, and growth by acquisition of businesses within the Company's strategic vision. In connection with improvement of the core business, the Company is redesigning its marketing materials, focusing its targeting of customer groups, emphasizing improved subscriber retention, and obtaining new card issuer clients. During the third quarter of 1994, the Company announced an agreement with Household Credit Services to market selected Company programs to cardholders of the popular General
Motors MasterCard. The Company also announced in the third quarter 1994, a significant new venture involving management of the PGA Tour Partners program. Under the Company's direction, this program, which currently has 85,000 members, will be significantly expanded and is expected to include a unique co-branded PGA Tour credit card and special access to PGA Tour events and tournaments. Additionally, the Company entered into an agreement with Wright Express Corporation, a company that offers and supports the nation's most widely accepted universal fleet charge card. This transaction closed on September 14, 1994.


   GENERAL, ADMINISTRATIVE AND SERVICE COSTS

      Third Quarter Ended July 31,    Nine Months Ended July 31,
         1994            1993             1994          1993
         ----            ----             ----          ----
     $ 9,910,000     $ 7,791,000      $28,700,000    $21,153,000

       General and administrative expenses increased by approximately $2.1 million and $7.5 million for the third quarter and nine months ended July 31, 1994, respectively. The increases in the third quarter and nine months ended July 31, 1994 were primarily the result of increases in payroll and other related expenses of $1.3 million and $2.7 million, and other operating expenses of $.8 million and $1.5 million, respectively. These increases reflect costs associated with transforming the Company from a single unit credit card enhancement provider to a consumer-driven marketing and servicing organization with multiple lines of business. Also affecting the nine months ended July 31, 1994 was an increase of $2.9 million in legal expenses from the comparable period of 1993.

       Legal fees related primarily to the Company's litigation with Peter Halmos. See Note G of Notes to the Consolidated
Financial Statements and "Results of Operations - Pending
Litigation".


   RESTRUCTURING COSTS

       In April 1994, the Company announced a reorganization of its operations and named a new senior management team. As a part of the reorganization, nine senior executives left the Company. In addition, management decided to close the Ft. Lauderdale sales office. The Company recorded, as a result of this reorganization, a restructuring charge of $3.5 million to cover all severance agreements and a lease termination.

       On May 26, 1994, the Company reached a settlement with Steven Halmos to terminate various agreements between the Company and Mr. Halmos that provided for payments to Mr. Halmos of $2 million a year through March 31, 1998. The settlement, which arose in connection with the Company's management restructuring in April and a resulting decision to cease using Mr. Halmos' services, resulted in a $4.4 million cash payment to Mr. Halmos and charge to second quarter earnings. In connection with his termination Mr. Halmos exercised options to purchase 3,900,000 shares of the Company's common stock. Stockholder's equity increased $37.8 million resulting from the exercise of such options and the related tax benefit.


   PROVISION FOR INCOME TAXES

      Third Quarter Ended July 31,   Nine Months Ended July 31,
          1994           1993             1994           1993
          ----           ----             ----           ----

      $ 1,643,000    $ 2,447,000      $ 5,808,000    $ 8,305,000

Effective
 tax rate    19.8%          24.6%            25.6%          25.0%

       The increase in the effective tax rate in the nine months ended July 31, 1994 resulted primarily from the adoption in the first quarter of 1994 of Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" and by the increase in the federal corporate income tax rate from 34% to 35%, offset by revised income projections based on increased levels of investments in product development and new programs. The decrease in the effective tax rate for the third quarter 1994 reflects a change in the proportion of net income derived from tax-free interest, and thereby lowering the overall effective tax rate.
See Note F of Notes to Consolidated Financial Statements and
"Financial Condition - Liquidity and Capital Resources".


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

       As a result of the Peter Halmos-related litigation, the Company has incurred substantial legal fees, and the litigation has also had an impact on the Company's expenses. Management has endeavored to reduce, to the extent it deems reasonable and feasible, the adverse effects of these lawsuits, but there can be no assurance that such efforts will be successful. The Company does not expect the litigation to affect its ability to service its customers.

       Resolution of any or all of the Peter Halmos-related litigation could have a material impact -- either favorable or unfavorable depending on the outcome -- upon the results of operations and financial condition of the Company.


2. FINANCIAL CONDITION

   LIQUIDITY AND CAPITAL RESOURCES

       For the nine month period ended July 31, 1994 operations provided $31.9 million in cash compared to $30.2 million for the same period in 1993. The increase is primarily attributable to a $4.2 million increase in cash received from subscribers, a $14.7 million decrease in income tax payments and the $4.3 million gain from litigation settlements (See Note G of Notes to Consolidated Financial Statements), partially offset by a $20.8 million increase in operating expenditures which includes subscriber acquisition costs and related commissions, product research and development and general and administrative expenses associated with transforming the Company from a single unit credit card enhancement provider to a consumer-driven marketing and servicing organization with multiple lines of business. The comparison of cash provided by operations is also affected by the timing of the various cash receipts and payments. Also affecting the increase in cash for the period ending July 31, 1994 is the increase of $20.1 million in proceeds from exercise of employee stock options.

       During 1993, the Board of Directors authorized the Company to repurchase up to six million shares of its outstanding common stock. The total authorized repurchases may be made from time to time through October 31, 1994, depending on the then current market, financial and corporate conditions, through open market purchases, block trades or private negotiated transactions. The Company repurchased 36,700 shares in the first quarter of 1994 at an aggregate cost of $483,000. The total repurchases under the plan through July 31, 1994 are approximately 3.5 million shares at an aggregate cost of $41.7 million.

       The Company believes that its cash flow from operations, and the Company's cash and investment securities, which aggregated $215.7 million, are adequate to meet the Company's current liquidity needs. See Note B of Notes to the Consolidated Financial Statements. The Company has no short or long-term debt.

       In connection with the acquisition of Wright Express previously discussed, the Company will pay $35.5 million in cash at closing on September 14, 1994 (See Note G of Notes to the Consolidated Financial Statements). The cash needs of the other new ventures previously discussed are expected to be offset by growth in cash from operations from the core business.


   BILLINGS

       Net billings were $143.3 million in the nine months of 1994, an increase of $6.5 million, or 4.8%, from the corresponding period in 1993. This increase is primarily due to increase in single year Fee Card and CreditLine billings, offset in part, by a decrease in multi-year Hot-Line and Fee Card billings.


   EXPENDITURES FOR SUBSCRIBER ACQUISITION COSTS AND COMMISSIONS

       Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct response" type marketing campaigns and include payments for telemarketing, printing, postage, mailing services, certain salaries and other costs incurred to acquire new subscribers.

       Expenditures for subscriber acquisition costs in the nine months of 1994 increased 11.9% to $48.1 million compared to $43.0 million in the nine months of 1993. Total subscriber acquisition campaign volume (mail and telephone contacts) decreased 5.5% in the nine months of 1994 compared to the same period in 1993. The decrease in volume, however, related to "insert" type mailings which generally have significantly lower costs and response rates (as compared to "solo" type mailings). The Company significantly increased its volume of "solo" pieces mailed in the first nine months of 1994.

       Commissions paid to credit card issuers were $39.8 million, or 27.8% of billings to subscribers, in the nine months of 1994 compared to $38.8 million, or 28.3% of billings to subscribers, in the same period in 1993. Commission rates are dependent on a variety of factors including client, service, type of promotion, as well as first time or renewal billings.


   MEMBERSHIP BASE

   July 31, 1993    New Members    Cancellations   July 31, 1994*
   -------------    -----------    -------------   --------------

     11,825,000      4,583,000       3,177,000       13,231,000
     ==========      =========       =========       ==========

       * Amounts have been restated from those presented in April
1994 to exclude free trial subscribers periodically used as a marketing technique.

       On a net basis, the Company's membership base increased over the prior year. A substantial portion of new enrollments essentially replaces existing subscribers who do not renew. This portion of new enrollments, therefore, does not generate an increase in total subscription revenue over the prior year. However, the net member increase should contribute to increased subscription revenue.


PART II.       OTHER INFORMATION
- - -------        -----------------

ITEM 1.        LEGAL PROCEEDINGS
               -----------------

       The Company is defending or prosecuting three complex litigations against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company and parties related to him. These litigations are described in Note G of Notes to Consolidated Financial Statements.

       The Company is involved in certain other claims and litigation which are not considered material to the operations of the Company.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

       (a)     Exhibits
               (11)a  Computation of Primary Earnings Per Share.
               (11)b  Computation of Fully Diluted Earnings Per
                      Share.
               (15)   Letter re Unaudited Interim Financial
                      Information.
               (27)   Financial Data Schedule

       (b)     Reports on Form 8-K

               On July 13, 1994, the Company announced that
               Gerald R. Cahill, former Chief Operating Officer, had resigned his position as a Director of the Company.

               On July 25, 1994, the Company and Wright Express
               Corporation of South Portland, ME, jointly announced that they had signed a definitive merger agreement by which a subsidiary of the Company will acquire Wright Express Corporation.




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




                                SAFECARD SERVICES, INCORPORATED
                                -------------------------------
                                          (Registrant)





Date: September 14, 1994        PAUL G. KAHN
                                ----------------------------
                                Paul G. Kahn
                                Chairman and Chief Executive
                                Officer




Date: September 14, 1994        G. THOMAS FRANKLAND
                                -----------------------------
                                G. Thomas Frankland
                                Vice Chairman and Chief Financial
                                Officer