Form 10-K
period 1994-10-31
SAFECARD SERVICES INC
filed 1995-01-19
CIK 86103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 1994   Commission File No. 1-10411
                          ----------------                       -------

                     SAFECARD SERVICES, INCORPORATED
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

          Delaware                           13-2650534
- -------------------------------   -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)    Number)

3001 E. Pershing Blvd., Cheyenne, Wyoming                   82001
- -----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (307) 771-2700
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Class             Name of Exchange on Which Registered
- ----------------------------    ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing market price on January 13, 1995):
$535,272,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock (as of January 13, 1995): Common Stock, $.01 Par Value - 28,933,599 shares.

                   Documents Incorporated By Reference

Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.


                                 PART I
Item 1.   BUSINESS
- -------   --------

Background

     SafeCard Services, Incorporated ("SafeCard" or the "Company") is an information based services company that delivers added value offerings to identifiable high growth markets and serves over 150 credit card issuers and more than 13 million subscribers. The Company has embarked on a diversification program designed to transform itself from a single unit credit card enhancement provider into an innovative marketing and servicing organization operating through multiple strategic business units.

     SafeCard is a Delaware corporation organized in 1969. During 1992, the Company relocated its headquarters and operational facility from Ft. Lauderdale, Florida to Cheyenne, Wyoming. The Company's executive offices are currently located at 3001 E. Pershing Blvd., Cheyenne, Wyoming, 82001, and its telephone number is (307) 771-2700. The Company has announced its intention to officially relocate its corporate headquarters from Cheyenne, Wyoming to Jacksonville, Florida in May 1995 following its Annual Meeting of Stockholders. This move will not impact the operational facility in Cheyenne. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

     SafeCard has historically been in the business of selling subscriptions by mail and telephone for continuity services that it provides to subscribers. Continuity services are services provided pursuant to subscriptions which typically continue annually or periodically unless canceled by the subscriber. Subscriptions are primarily sold to credit cardholders through arrangements with credit card issuers, including banks and financial services companies, major oil companies, retail department stores and others. Subscriber acquisition material printed for the Company that describes its services and how to subscribe is inserted in the credit card issuer's monthly billing statements or mailed by the Company directly to credit cardholders. Credit cardholders are also asked to subscribe by means of telemarketing calls. Subscription fees of $15 to $45 are generally billed to subscribers' credit card accounts and remitted to the Company by the credit card issuer.

     The Company's principal service is credit card registration and loss notification ("Hot-Line"), whereby the Company gives prompt notice to credit card issuers upon being informed that a subscriber's credit cards have been lost or stolen. Other continuity services offered by the Company include those related to fee-based credit cards, reminder services, a personal credit information service and a discount travel service. Certain of the Company's services include incidental insurance coverage underwritten by its insurance subsidiary.

     In 1993 and 1994, the Company also began placing greater emphasis on the development of new products and services and additional lines of business. The Company's strategy is to diversify and broaden its scope to become an innovative marketing and servicing organization operating through multiple strategic business units. To accomplish this strategy, the Company named a new senior management team, expanded and enhanced the infrastructure of the Company and accelerated the development of new products and services and new areas of business. In 1994, the Company incurred significant research and product development expenses in developing these new products and new areas of business. While expansion of the business and the development of new areas of business has not contributed significantly to revenues in 1994, the Company expects to begin recognizing revenues from certain of these new products and businesses in 1995.

     In September 1994, SafeCard acquired Wright Express Corporation ("Wright Express"), a leading provider of information processing, management and financial services to petroleum companies and transportation fleets in the United States. The Wright Express Universal Fleet Card is the nation's most widely accepted electronic fleet fueling credit card and is accepted at approximately 90,000 fueling locations.

     SafeCard is also developing a credit card marketing and servicing business. In November 1994 the Company entered into an exclusive multi-year marketing and servicing agreement with the PGA Tour. The Company will manage the PGA Tour Partners program which will include a co-branded credit card funded by SunTrust BankCard, N.A. The Company will also provide card acquisition and customer servicing to SunTrust. The Company hopes to expand this business by partnering with other national brands.

     For information regarding the Company's results of operations and financial condition, see Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

     References herein to the years 1994, 1993 and 1992 refer to the Company's fiscal years ended October 31.


Credit Card Enhancement Services

     Hot-Line Credit Card Loss Notification Service

     Hot-Line is the Company's original service and has been its major source of revenue and earnings. Through the Hot-Line program, a subscriber registers his/her credit cards with the Company. If a subscriber notifies the Company of the loss or theft of his/her credit cards, the Company retrieves (or, if cards have not previously been registered, obtains) the necessary card registration information, and then promptly notifies the credit card issuers of the loss, simultaneously requesting replacement. The Company generally charges an annual membership fee of $15 for a single year subscription. The Company also sells multi-year subscriptions, generally for three year periods at a price of $39 to $45, which provide for payment in advance of the full subscription price. The Company sometimes offers to subscribers an initial trial period at either no fee or a nominal fee.

     In most states Hot-Line includes liability insurance against fraudulent use of credit cards, issuance of fraud-deterrent stickers to be affixed to credit cards, notification to card issuers of a subscriber's address change, and in some instances, issuance of an emergency medical card containing a microfilm history of certain medical data provided by the subscriber. The Company will also wire a $100 to $1,500 cash advance or send an airplane ticket to subscribers under certain conditions. Such advances and the cost of such tickets are typically repayable in thirty days. Other services available to subscribers include a nationwide toll-free message service (similar to an answering service) and a lost key return service.

     During 1994, 1993 and 1992, Hot-Line provided 70%, 73% and 73%, respectively, of the Company's subscription revenue. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Fee-Based Credit Card Services

     The Company, through arrangements with certain credit card issuers, markets fee-based credit cards ("Fee Card") on behalf of the issuer, generally to the issuer's existing no fee cardholders. For an annual fee of $15 to $25, cardholders who elect to subscribe to the fee-based credit cards typically receive a new credit card (to replace the no fee card) and various services such as credit card registration, discounts on travel, insurance and other services provided or obtained by the Company. The card issuer is responsible for the collection of all charges made to the credit card and may also provide additional services to the cardholder. During 1994, 1993 and 1992, Fee Card programs provided 15%, 13% and 12%, respectively, of the Company's subscription revenue. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Reminder Services

     The Company also offers date reminder services ("Reminder Services") which provide subscribers, by mail, a monthly computer-generated reminder listing personal dates and events registered by the subscriber in addition to standard holidays. Subscribers add dates and events as desired, either by mail or by calling the Company's operations center. The Reminder Services include either a large plastic-laminated wall calendar, and/or a personal Desk Appointment Book and/or a Pocket Appointment Book. During 1994, 1993 and 1992, Reminder Services provided less than 10% of the Company's subscription revenue.

     CreditLine Services

     CreditLine is a personal credit information service. Subscribers receive a comprehensive personal credit report biography either annually or upon request. The subscriber's credit information is obtained from national credit bureaus and reorganized into a user-friendly format. The annual fee is typically $29. The Company also sometimes markets CreditLine in conjunction with other services at higher prices. The credit reporting business is subject to existing regulation, as well as possible future regulation. During 1994, 1993 and 1992, CreditLine Services provided less than 10% of the Company's subscription revenue.

     The Company began marketing CreditLine in 1989. The Company marketed CreditLine pursuant to an agreement (the "CreditLine Agreement") with CreditLine Corporation, a corporation owned by Peter and Steven J. Halmos, the Company's co-founders, and their families. Profits or losses are shared 50% by the Company and 50% by CreditLine Corporation. In June 1993, the Company was notified by CreditLine Corporation that the license agreement under which the Company markets certain credit information products and services known as CreditLine would not be renewed effective November 1, 1993.

However, the Company believes it has certain continuing marketing rights under the license agreement. The CreditLine Agreement is the subject of litigation between Peter Halmos and related entities and the Company. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 12 and 14 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

     Discount Travel Service

     The Company offers a discount travel service, either separately or in conjunction with other programs. During 1994, 1993 and 1992, this service provided less than 10% of the Company's subscription revenue.

     Subscriber Acquisition

     The Company sells subscriptions for its products and services primarily through arrangements with credit card issuers to consumers who use credit cards. The Company's subscriber acquisition strategy includes direct mail (generally "Solo Mailings" and "Billing Inserts") and telephone sales. The Company's subscriber acquisition campaigns are typically based on internally-developed strategies, research, formats, copy and graphics and often include multiple solicitations within an overall strategy.

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

     Billing Inserts are generally created by the Company and printed by others under contract and are inserted in the monthly billing statements of credit card issuers. Billing Inserts have the advantage of low cost (because postage is generally paid by credit card issuers). Each Billing Insert mailing typically must be approved by the credit card issuer. Due to the comparatively low cost of Billing Inserts and the limitation on the number of inserts which may be placed in any single billing statement, there is intense competition for insert space among providers of credit card enhancements.

     The current average cost of Solo Mailings is approximately $230 per thousand pieces of mail, as compared with about $30 per thousand pieces for Billing Inserts. While Solo Mailings are more costly, primarily due to the fact that the Company pays the postage, Solo Mailings typically generate a higher response rate. In addition, Solo Mailings may be sent to all cardholders of a card issuer, whereas Billing Inserts are mailed only to cardholders who are receiving a statement in the month of insertion. A U.S. postal rate increase takes effect in 1995. Since postage represents the largest component of direct mail cost, this will have a direct impact on the Company by increasing subscriber acquisition costs.

     The Company also sells subscriptions (primarily Hot-Line) by telephone. Although the cost of telephone sales is typically higher, as compared to Solo Mailing and Billing Inserts, the response rates are generally higher and the initial subscription period for telephone sales is often for more than one year, with payment to the Company in advance. Mailings result in both single year and multi-year subscribers, with a larger percentage being single year.

     During 1994, 1993 and 1992, approximately 50%, 54% and 58%, respectively, of all subscriptions for Hot-Line were acquired through telephone sales. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Subscriber acquisition costs are the Company's largest expense. Subscriber fees are the primary source of revenue. The relationship of these costs to subscription revenues is dependent on a variety of factors including prices, net response rates (gross enrollments less cancellations), marketing costs and renewal rates. These factors are affected by economic conditions, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies. In addition, cardholders of certain credit card issuer clients respond more favorably than others to similar promotions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Relationships with Credit Card Issuers

     The Company acquires its subscribers primarily through contractual arrangements with credit card issuers (including banks and financial services companies, major oil companies, retail department stores and others) for the mail and telephone sales of its products and services to the issuers' credit card customers. The Company also provides, to a limited extent, on a wholesale basis, its services to large membership groups which are affiliated with credit card issuers, such as oil company travel clubs. New marketing with particular credit card issuers varies from year to year based on both the Company's and the credit card issuer's strategies as well as contractual requirements.

     The Company has written agreements with a few large credit card issuers which account for a large percentage of its subscription revenue. Termination of any of these contracts would adversely affect the Company.

     Contracts with Citicorp (South Dakota), N.A. and related entities contributed 30%, 34% and 37% of the Company's consolidated subscription revenue in 1994, 1993 and 1992, respectively. The Company has had contracts with Citicorp since 1981. The principal Citicorp contract, as amended, expires December 31, 1999. Citicorp has a right to terminate the contract in the event of the sale of a majority of the shares of the Company to specified credit card issuers, to banks and their corporate affiliates and to entities that do not have equity of at least $25 million.

     Contracts with Sears, Roebuck and Co. contributed approximately 12% and 11% of the Company's subscription revenue during 1994 and 1993, respectively (and less than 10% in 1992). The agreement, which contains a provision for cancellation without cause upon 90 days notice, is subject to renewal annually.

     The Company's contracts with credit card issuers generally (though not always) have a one-year or two-year initial term, provide for automatic annual renewal thereafter unless canceled by either party, and are subject to the fulfillment of certain contractual obligations. These contracts generally provide for the mail and/or telephone sales of subscriptions to the issuer's credit card customers, for the billing (to the subscriber's credit card account) and collection of subscription fees by the card issuers and for payment to the card issuers of commissions or fees. In certain cases, the Company enters into profit-sharing arrangements with credit card issuers, in which the Company pays compensation to credit card issuers based on profitability (as defined in the agreement with the credit card issuer) in lieu of commissions.


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

     Credit card issuers from time to time may adopt a change in business strategy which may affect the Company. For example, in October 1993, Shell Oil Company and a major bank announced the joint marketing of a co-branded credit card. In addition, certain consolidations of credit card issuers and market share shifts have occurred and may continue to occur. To date, the Company has not noted any material impact as a result of these changes in business strategy.

     The Company generally does not have proprietary or other rights to the issuers' credit card customer lists should a credit card issuer terminate its contract with the Company. In that event, with the majority of issuers, the Company would continue to provide services to, and receive its revenue from, existing subscribers after termination. The Company's right to continue to bill existing subscribers after termination of the client contract generally continues as long as there is an active credit card or until such subscribers cancel their subscriptions or for certain contractually specified periods of time.

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

     The Company believes it has greater than 50% of the market share (within the United States) for credit card registration. Competitors in the credit card registration business include Signature, CUC International, American Express and others. Fee-based credit cards are sometimes directly marketed and/or serviced by certain credit card issuers. Certain national credit bureaus, as well as CUC International, offer or have offered personal credit information services in competition with CreditLine. CreditLine is dependent upon the purchase of consumer credit data from such credit bureaus and there is no other comparable source for such data. In addition, some of the new products and services which the Company may be exploring, developing or testing, are currently marketed by competitors. The Company's competition is not limited to companies offering similar products and services. Since the Company competes for "advertising space" of various credit card issuers, it competes with companies who market other products and services through credit card issuers. Certain of the Company's competitors may have greater resources and/or other competitive advantages.

     The Company's competition is not confined to any particular region of the country.

Wright Express Corporation

     On September 14, 1994 the Company acquired 100% of the outstanding common stock of Wright Express, a leading provider of enhanced information services to oil companies and commercial transportation fleets. The acquisition of Wright Express was accounted for under the purchase method and, accordingly, the results of operations of Wright Express are included in the consolidated results of operations of the Company from the date of acquisition. See Note 2 to Notes to Consolidated Financial Statements under
Item 8. Financial Statements and Supplementary Data.


     Wright Express Universal Fleet Card

     Wright Express provides transaction and information processing services to commercial fleet owners through a national credit card network program, the Wright Express Universal Fleet Card (the "WexCard"). These services are generally provided through fueling stations which are owned and operated by retail petroleum merchants. The WexCard is accepted at approximately 90,000 fueling locations in the United States including those operated by Mobil, Texaco, Exxon, Shell and Getty. Wright Express also manages private label fleet charge cards and co-branded WexCard fleet fueling cards for large fleet operators such as BellSouth (its largest fleet customer with over 26,000 vehicles), DHL, Airborne Express, Federal Express and Sears.

     In providing services through the WexCard, Wright Express generates receivables from its fleet customers. These receivables relate to payments due from fleet customers for purchases at fueling stations that accept the WexCard. These receivables are funded through a revolving credit agreement and payables to retail petroleum merchants and are the cause of the significant increase in consolidated receivables over the prior year. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Vehicle Analysis Report

     In addition to the convenience of electronically charging fuel purchases, the WexCard includes a proprietary "Vehicle Analysis Report" designed to assist fleet managers who monitor and control expenses. The report can be generated on a vehicle and/or driver specific basis providing information to managers regarding both driver and vehicle performance.

     WexIndex

     WexIndex is a new product being developed by Wright Express. This product will make use of the vast amount of fuel and transaction data accumulated by Wright Express on a daily basis. Wright Express will analyze, interpret and format this data into a series of ongoing reports so that economists, fleet managers, oil companies and government agencies can make accurate projections of fuel consumption and retail prices.

     Competition

     Wright Express operates in a market niche with little direct competition. Competition primarily exists in the form of oil company
credit cards.   The  key factor  in distinguishing  Wright Express from other credit card issuers that are accepted by retail petroleum merchants is the array of ancillary information processing services that are offered in addition to the basic credit card service

New Products and Businesses Under Development

     In 1993 and 1994, the Company began placing greater emphasis on the development of new products and services and areas of business. The Company is focusing on four areas which management believes will be high growth sectors of the economy--security and convenience, travel and leisure, consumer direct merchandising, and financial management and planning.

     Consumer Marketing and Servicing

     Consistent with this focus, the Company entered into an exclusive multi-year licensing, marketing and servicing agreement in 1994 with the PGA Tour.

Under the agreement, the Company will manage and expand the existing PGA Tour Partners program. Under the program, the Company, in conjunction with the PGA Tour, will offer access to PGA Tour events, special members only tournament play, golf clinics instructed by PGA Tour players and other services.

     In addition, the Company will offer a co-branded PGA Tour Partners credit card issued through SunTrust BankCard, N.A. The Company will be responsible for card acquisition and customer servicing while SunTrust will fund the card receivables.

     Although it is the Company's desire to add additional brands, competition is significant in the rapidly growing credit card marketing and
servicing industry.   There can be no assurance as to the success of these
ventures.

     Other New Products and Services

     Other new products and services are in various stages of development.
It should be noted that a risk exists that new products and services being developed and test marketed may not be successful or may never be brought to market. During 1994, the Company recorded research and development costs of $7,682,000 in connection with the development of new products and areas of business.

     In addition to the new services being developed above, the Company is continuously seeking and evaluating acquisition candidates that will complement and enhance the Company's strategic focus.


Employees

     As of December 31, 1994, the Company employed 779 persons (including 31 part-time employees), as compared to 435 employees (including 12 part-time employees) as of December 31, 1993.


Other Information

     Printing of subscriber acquisition materials is generally contracted to commercial printers. The Company copyrights most of this material and registers its trademarks. Telephone sales are made using the services of independent contractors with the Company developing and dictating sales strategies, methods and controls. These strategies, methods and controls are subject to approval by the credit card issuers. Currently, the Company has contracted with several independent telemarketing contractors, with one such contractor accounting for the majority of the volume, to execute its telephone sales using scripts and procedures provided by the Company. There are other independent telephone sales contractors who could provide similar services for the Company.

     Certain copyrights and trademarks of the Company, such as the names "Hot-Line" and "Wright Express Universal Fleet," may be material to its business. The earliest expiration date of any such copyright is 2002. Various trademarks of the Company are registered under applicable federal law. These trademarks, which expire periodically, are subject to renewal, and the Company presently intends to renew all such trademarks. The agreement pursuant to which the Company marketed CreditLine provided that logos, trademarks, tradenames, service marks and copyrights do not belong to the Company. This agreement is subject to litigation. In June 1993, the Company was notified by CreditLine Corporation, that the license agreement under which the Company markets certain credit information products and services would not be renewed on November 1, 1993. See Note 14 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data and Item 13. Certain Relationships and Related Transactions.

     No security systems/procedures are foolproof. Due to the nature of the Company's business, many aspects of the Company's operations involve some degree of security risk. The Company views security as a significant function, a breach of which could have a material adverse impact on the Company. As such, the Company places a great deal of emphasis on the security of its assets and information.

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

     Compliance with Federal, State and local laws and regulations which have been enacted or adopted with respect to protecting the environment is not expected to have a material impact on capital expenditures or operations of the Company.

     The Company's operations for mail and telephone sales are conducted on a nationwide basis and the Company does not derive its revenue from any particular geographic area of the United States. During the period 1992 through 1994, the Company did not conduct any significant operations, nor derive any material portion of its sales or revenue, from subscribers in foreign countries.



Item 2.   PROPERTIES

     During 1992, the Company relocated its headquarters and operational facility from Ft. Lauderdale, Florida to Cheyenne, Wyoming where it owns and occupies an approximately 115,000 square foot building on approximately 17 acres. The Company is currently expanding its Cheyenne facility, adding approximately 28,000 square feet. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During 1994, the Company leased approximately 60,000 square feet of office space and operational facilities in Jacksonville, Florida for certain executive officers and personnel associated with the development of new businesses. Two leases totaling an additional 50,000 square feet in Jacksonville, Florida, were entered into in November and December 1994. In December 1994, the Company announced its intention to move its corporate headquarters to Jacksonville, Florida in May 1995. This move will not impact the Cheyenne operational facility. Also in December 1994, the Company announced that it had agreed in principle to purchase the American Express Regional Operating Center in Jacksonville, Florida to serve as headquarters and an operations center. The building has approximately 350,000 square feet located on approximately 60 acres and will eventually replace the 110,000 square feet of leased space.

     Wright Express currently leases a 33,000 square foot building in Portland, Maine which serves as its headquarters and operational facility.


Item 3.   LEGAL PROCEEDINGS

     The Company is defending or prosecuting five complex lawsuits against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. See Note 14 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

     The Company is involved in certain other claims and litigation, which are not currently considered material.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock trades on the New York Stock Exchange under the symbol "SSI". The following table sets forth the quarterly high and low sales prices of SafeCard's common stock as reported on the New York Stock Exchange as well as cash dividends paid during the two years ended October 31, 1994:
                                                Dividend
Quarter Ended                  High     Low       Paid

January 31, 1994               20.75    11.50     $.05
April 30, 1994                 20.00    16.00     $.05
July 31, 1994                  19.00    14.13     $.05
October 31, 1994               17.00    13.75     $.05

January 31, 1993               10.38     8.00     $.05
April 30, 1993                 13.13     9.88     $.05
July 31, 1993                  13.75    11.63     $.05
October 31, 1993               14.00    11.75     $.05

The closing price of the Company's stock on December 30, 1994 was $18.875.

The Company had 942 stockholders of record on December 30, 1994.

Item 6.   SELECTED FINANCIAL DATA
Selected Statement of Earnings Data             (In thousands, except per share data)

Year ended October 31,                      1994     1993       1992      1991     1990
Subscription revenue, net               $ 173,434 $ 156,600 $ 146,265 $ 140,557 $ 124,133
Interest and other income(2)            $  15,652 $  10,526 $  11,916 $  11,327 $  10,119
Earnings before cumulative
  effect of accounting change(1)(4)     $  18,021 $  31,477 $  22,498 $  29,713 $  26,863
Net earnings(1)(4)                      $  20,021 $  31,477 $  22,498 $  29,713 $  26,863
Earnings per share(1)(4)                     $.70     $1.10      $.75     $1.02      $.93
Weighted average number of
  common and common
  equivalent shares(3)                     28,411    28,572    30,158    29,325    29,240
Cash dividends per share                     $.20      $.20      $.15      $.15     $.125


Selected Balance Sheet Data(5)                               (In thousands)

October 31,                                1994     1993      1992      1991      1990

Total cash and cash
  equivalents and investments(3)        $ 184,533 $170,039  $187,301  $178,670  $155,860

Total assets                            $ 471,833 $378,287  $377,418  $351,566  $324,726

Stockholders' equity(3)                 $ 217,592 $157,695  $165,498  $144,903  $199,496

(1) During 1994, the Company recorded a $2,000,000 benefit ($.07 per share) resulting from a change in its method of accounting for income taxes.

(2)  During 1994, the Company recognized $4,257,000 of income from the
settlement of two lawsuits.   In addition, Wright Express contributed
$2,107,000 in other operating revenues in 1994.   During  1992, the Company
recognized $550,000 of income from the settlement of a lawsuit.

(3) During 1993, the Company repurchased approximately 3,470,000 shares of its common stock at a cost of approximately $41,699,000 (see Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

(4) During 1992, the Company recorded a pre-tax charge of $17,500,000 against earnings in connection with its estimated costs of relocation from Ft. Lauderdale, Florida to Cheyenne, Wyoming.

(5) The Company has no long-term debt, but did record, in periods ended prior to October 31, 1992, an obligation arising from the Ft. Lauderdale Lease (see Notes 12 and 14 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data).



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     References herein to the years 1994, 1993 and 1992 refer to the Company's fiscal years ended October 31. On December 14, 1994 the Company announced that it would change its fiscal year-end from October 31 to December 31. The change in year-end was approved by the Board of Directors on December 8, 1994.


Results of Operations

Subscription Revenue, Net

Year ended October 31,        1994           1993           1992

                         $173,434,000   $156,600,000   $146,265,000

     The Company's subscription revenue is derived from payments by subscribers for its credit card enhancement continuity services and is reported net of an allowance for cancellations. Billings for subscriptions, as well as expenditures for subscriber acquisition costs and commissions, are deferred and amortized to revenue or expense, as applicable. Billings and commissions are amortized over the related subscription periods while subscriber acquisition costs are amortized over the estimated future periods benefited (estimated life of the subscriber). For a description of the Company's accounting policies see Note 1 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

     Subscription revenue, net increased 11% to $173,434,000 in 1994, compared to $156,600,000 in 1993. This increase was due to a combination of a price increase for certain Hot-Line subscriptions beginning in 1993 and an increase in the number of subscribers to the Company's Hot-Line, Fee Card and CreditLine products. Subscription revenues, net increased by 7% in 1994 over 1993 as a result of an increase in the average number of subscribers to the Company's principal enhancement services. The price change, which began to take effect in 1993, accounted for a 4% increase in subscription revenues, net in 1994 compared to 1993. This price change was or will be effective for subscribers at varying dates depending on the timing of adoption by credit card issuers and the timing of renewals.

     Subscription revenue, net increased 7% in 1993 compared to 1992. This increase was primarily due to an increase in the number of Hot-Line subscribers as well as growth in Fee Card and CreditLine programs.

     In 1994, 1993 and 1992 Hot-Line accounted for 70%, 73% and 73%, respectively, of subscription revenue, net. In 1994, 1993 and 1992, Fee Card represented 15%, 13% and 12%, respectively, of the Company's net subscription revenue. CreditLine and other services individually accounted for less than 10% of subscription revenue, net.


     In June 1993, the Company was notified by CreditLine Corporation, a company owned by Peter Halmos and Steven J. Halmos, the Company's co-founders, and their families, that the license agreement under which the Company markets certain credit information products and services known as CreditLine would not be renewed effective November 1, 1993. Notwithstanding its termination, the Company believes that it has certain continuing marketing rights under the CreditLine Agreement. The CreditLine Agreement, including the continuing marketing rights, is the subject of litigation between the Company and Peter Halmos (see Note 14 of Notes to Consolidated Financial Statements).

     In July 1993, the Company discontinued providing certain continuity services on a wholesale basis (i.e. flat fee per customer with the Company incurring no marketing costs or commissions) to a group of cardholders of one of its card issuer clients. The decrease in earnings before income taxes in 1994 as compared to 1993 due to the elimination of the wholesale program was approximately $1,600,000. Management expects that the elimination of the wholesale program will not affect the comparability of earnings in future periods.

     Renewal rates for single-year Hot-Line subscriptions were 76%, 75% and 77% for 1994, 1993 and 1992, respectively. Multi-year renewal rates for Hot-Line subscriptions (primarily three year subscriptions) were 48%, 50% and 45% for the same periods. Renewal rates for Fee Card subscriptions (primarily marketed as single-year subscriptions) were 81%, 75% and 79% for 1994, 1993 and 1992, respectively.

     Renewal rates of subscribers are affected by a variety of factors including the mix of subscribers renewing, economic factors, changes in the credit card industry and certain other factors, which may be beyond the Company's control. Hot-Line single-year renewal rates have remained relatively consistent over the last three years, although a slight decline in 1993 may have been a result of the price increase discussed above. The Company believes that the decrease in Hot-Line multi-year renewal rates in 1994 was the result of 20% fewer subscribers coming up for renewal in 1994 compared to 1993. The computation of renewal rates was therefore more sensitive to changes in the number of renewing subscribers. In addition, certain of the Company's large credit card issuers had multi-year renewal rates slightly lower than in previous periods partially as the result of subscribers renewing into single-year subscriptions. Renewal rates may also have been impacted by the price changes previously discussed. The increase in the Hot-Line multi-year renewal rate in 1993 was primarily due to the timing of renewals of a large card issuer whose overall renewal rate is above the overall average for all card issuer clients. In addition, a billing policy change by a large card issuer resulted in an increase in the multi-year Hot-Line renewal rate in 1993.

     Fee Card renewal rates returned to historical levels in 1994 after the temporary decline experienced in 1993. The decrease in Fee Card renewal rates in 1993 compared to 1992 was primarily caused by a large number of potential renewals of certain retail card issuers which generally renew at lower rates than petroleum card issuers.



     The following table details subscriber activity for 1994, 1993 and 1992:

          Beginning     New                          Ending
Period    Subscribers   Subscribers   Cancellations  Subscribers

1994      12,043,000    4,877,000     (3,815,000)    13,105,000
1993      11,472,000    4,374,000     (3,803,000)    12,043,000
1992      10,782,000    3,723,000     (3,033,000)    11,472,000


     The number of subscribers presented above has been restated from amounts presented in prior years to exclude free trial subscriptions offered periodically as a marketing technique. New subscribers represent fee-paying subscribers obtained through various marketing channels. Cancellations consist of both voluntary and involuntary membership losses. Voluntary cancellations result from members electing to discontinue their subscription. Involuntary cancellations result from the closure of card accounts or other events beyond the Company's control.

     Credit card issuers from time to time may adopt a change in business strategy which may affect the Company. For example, certain card issuer clients have changed the marketing emphasis from multi-year to single-year subscriptions. While this change in marketing emphasis has changed the product mix, to date, the Company has not noted any material impact on earnings as a result of these changes or other changes in business strategy. However, future adverse changes in business strategy by credit card issuers could have a material impact on the earnings of the Company.

     In 1993 and 1994, the Company began placing greater emphasis on the development of additional products and services to enhance the Company's existing range of services. The viability of products and services under development is not assured. New products and services developed and test marketed are frequently not successful. While the Company believes that modest growth in Hot-Line subscription revenues through credit card issuers may be achievable in the future, the Company anticipates that the successful development of new products and services, new channels of distribution and the development of new areas of business will become increasingly important to the future revenue and earnings growth of the Company.


Other Operating Revenue

Year ended October 31,         1994         1993      1992

                            $2,107,000      ----      ----

     Other operating revenue represents revenues derived from the operations of Wright Express, which was acquired by the Company on September 14, 1994 (see Note 2 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data).

     Wright Express provides transaction and information processing services to commercial fleet owners primarily through a national credit card network program. These services are generally provided through fueling stations which are owned and operated by retail petroleum merchants. Substantially all receivables from transportation fleet services represent the cost of products purchased by the fleet owners. Other operating revenue represents transaction fees deducted from amounts remitted to the retail merchants and annual fees charged to fleet customers.

     Wright Express is developing a new product, the WexIndex, which will make use of the fuel and transaction data gathered on a daily basis. Wright Express will analyze, interpret and format this data into reports made available to economists, fleet managers, oil companies and government agencies for the purpose of projecting fuel consumption and retail pricing.


Interest Income

Year ended October 31,        1994         1993           1992

                           $8,421,000   $8,736,000     $10,022,000

     Interest income decreased $315,000 or 4% in 1994 compared to 1993. The decline reflects a strategy to shorten the overall maturity of the portfolio which resulted in lower yields. This strategy is consistent with the Company's plans to redeploy its assets into new products and businesses. The decline was partially offset by rising interest rates during the latter half of the year.

     In 1993 interest income decreased $1,286,000 or 13% when compared to 1992. This decrease is primarily due to lower cash and investment balances in 1993 as a result of the Company's repurchase of its common stock held in treasury (see "Liquidity and Capital Resources").


Other Income

Year ended October 31,          1994         1993         1992

                             $5,124,000   $1,790,000   $1,894,000

     Other income increased $3,334,000 or 186% in 1994 compared to 1993. The Company recognized $4,257,000 as income from the settlement of two lawsuits during 1994. This litigation settlement income was offset by a $684,000 decrease in gains recognized on the sale of investments.

     Other income decreased $104,000 or 5% in 1993 compared to 1992. The decrease is due to a $550,000 gain from a litigation settlement in 1992 offset by a $267,000 increase in gains from sales of investments in 1993 over 1992.


Subscriber Acquisition Costs

Year ended October 31,        1994           1993         1992

                           $105,981,000   $95,248,000  $86,828,000
As a percentage of
subscription revenue...             61%           61%          59%

     The cost of subscriber acquisition, which represents the amortization of deferred subscriber acquisition costs and commissions, increased $10,733,000, or 11%, in 1994 and $8,420,000, or 10%, in 1993 primarily because of continuing increases in expenditures in recent years made to acquire new subscribers. These expenditures increased 6% and 18% in 1994 and 1993, respectively (see "Expenditures of Subscriber Acquisition Costs and Commissions"). The relationship of these costs to subscription revenues is dependent on a variety of factors including subscription fees, net response rates (gross enrollments less cancellations), marketing costs and renewal rates. These factors are effected by economic conditions, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies.

     In addition, certain cardholder files respond more favorably than others to similar promotions. In 1993, the Company noted a decline in certain net response rates, primarily in telemarketing, which have leveled out in 1994 (see "Expenditures for Subscriber Acquisition Costs and Commissions"). This decline, as well as the discontinuance of the wholesale services discussed under "Subscription Revenue, Net," has increased subscriber acquisition costs as a percentage of subscription revenue and may also cause increases in future years.

     A United States postal rate increase of 10% becomes effective in 1995. Since postage represents the largest component of direct mail costs, this will have a direct impact on the Company by increasing subscriber acquisition costs. The Company is working with its card issuer clients to better target its direct mailings and thereby reduce the impact of the postal rate increase.


General, Administrative and Service Costs

Year ended October 31,           1994            1993           1992

                             $43,324,000     $29,433,000    $24,949,000

     General, administrative and service costs increased $13,891,000, or 47%, in 1994 compared to 1993. This increase is attributable to a $1,238,000 increase in legal fees, $1,676,000 of expenses attributable to the operations of Wright Express since acquisition and an investment in Company infrastructure (i.e., personnel and operations) necessary to support the planned growth of the Company and the reorganization of the Company's operations into strategic business units.

     General, administrative and service costs increased $4,484,000, or 18%, in 1993 compared to 1992. The increase was primarily the result of a $5,400,000 increase in legal fees in 1993 over 1992 which were partially offset by a decrease in management fees.

     Legal fees in 1994 and 1993 related primarily to the Company's litigation with Peter Halmos (see "Pending Litigation" and Note 14 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data).


Research and Product Development Costs

Year ended October 31,            1994       1993     1992

                               $7,682,000    ----     ----

     As described under "Subscription Revenue, Net," the Company is placing greater emphasis on the development of new products and services and the development of new areas of business. The Company's strategy is to diversify and broaden its scope to become an innovative marketing and servicing organization operating through multiple strategic business units. While the development of new products and services and the development of areas of new business has not contributed significantly to revenues in 1994, the Company has incurred certain direct expenses in developing these new products and areas of business.

     The Company is focusing on three strategic objectives: improvement of the core business, internal development of new businesses and growth by acquisitions of businesses within the Company's strategic vision. In connection with improvement of the core business, the Company is redesigning its marketing materials, focusing its targeting of customer groups, emphasizing improved subscriber retention, and obtaining new card issuer clients. In 1994, the Company entered into an agreement with Household Credit Services to market selected Company programs to cardholders of the popular General Motors MasterCard. In addition, the Company recently entered into an agreement with Capital One Financial Corporation (formerly a part of Signet Banking Corporation) to market Company programs to Capital One cardholders. Discussions are continuing with other large card issuers.

     In 1994 the Company announced a partnership with the PGA Tour and entered into an exclusive multi-year licensing, marketing and servicing agreement that provides for the Company to assume management of the PGA Tour Partners program. This program allows golfers and PGA Tour fans to become directly involved in the PGA Tour. Under the Company's direction, the PGA Tour Partners program, which currently has approximately 85,000 members, is expected to be significantly expanded and include special access to PGA Tour events and tournaments and a unique co-branded PGA Tour credit card. In December 1994, the Company entered into an agreement with SunTrust BankCard, N.A., to issue the co-branded credit card. The Company will be responsible for card marketing, acquisition and servicing while SunTrust will fund the credit card receivables. The Company will begin realizing revenues from this program in 1995.

     The Company's new product and business development, as well as future acquisitions, will be concentrated in four areas: security and convenience, travel and leisure, consumer direct marketing and financial planning and management. The first acquisition under this focus was Wright Express. The Company is seeking additional acquisition candidates which operate within these areas and complement the Company's long-term strategy. The Company also expects to expand its credit card marketing and servicing business by partnering with other national brands. However, there is no assurance as to the success of such ventures.


Restructuring Costs

Year ended October 31,       1994            1993                1992

                         $7,900,000          ----                ----

     In April 1994, the Company announced a reorganization of its operations and named a new senior management team. As part of the reorganization, nine senior executives left the Company and management decided to close the Fort Lauderdale sales office. As a result of this reorganization, the Company recorded a restructuring charge of $3,500,000 to cover severance agreements and the termination of the lease. The Company also recorded a charge of $4,400,000 paid to Steven J. Halmos, the Company's co-founder, to terminate an advisory and consulting contract (see Note 12 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary
Data).


Estimated Relocation Expenses

Year ended October 31,   1994      1993         1992

                         ----      ----      $17,500,000

     As discussed in Note 6 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data, the Company physically relocated, over a period of several months during the second half of 1992, its headquarters and operations center from Ft. Lauderdale, Florida to Cheyenne, Wyoming, and recorded a $17,500,000 pre-tax charge to earnings in 1992 in connection with the move.

     In December 1994, the Company announced its intention to officially relocate its corporate headquarters from Cheyenne, Wyoming to Jacksonville, Florida in May 1995. The move will not impact the operations center in Cheyenne.


Provision for Income Taxes

Year ended October 31,      1994           1993           1992

                         $6,178,000     $10,968,000    $6,406,000

     Effective November 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("FAS 109"). The adoption of FAS 109 required a change from the deferred method to the liability method of accounting for income taxes. The impact of the adoption of FAS 109 had a cumulative positive effect on the Company's reported earnings in 1994 of $2,000,000. This positive impact was primarily the result of deferred income taxes being provided in prior periods at tax rates higher than those currently in effect.

     For information regarding the Company's effective income tax rate and deferred income tax assets and liabilities see Notes 1 and 10 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.


Liquidity and Capital Resources

     Historically, the Company has generated the cash needed to finance its operations and growth from its earnings. The Company's primary capital requirements are to fund subscriber acquisition marketing programs, support the development of new products and services and fund acquisitions. In addition, Wright Express requires capital resources to fund receivable balances on its fleet credit cards.


     Cash flow provided by operating activities was $47,046,000 in 1994 compared to $28,845,000 in 1993. The increase in cash flow from operations is the result of (i) a reduction in taxes paid, net of refunds, of $24,527,000, principally as a result of recognition of increased compensation expense for tax purposes from the exercise of non-qualified stock options during 1994, (ii) a $12,131,000 increase in net cash received from subscribers, (iii) a net cash contribution from the operations of Wright Express since the date of acquisition of $4,341,000, and (iv) litigation settlements received during 1994 of $4,257,000. The net cash contributed from the operations of Wright Express results primarily from the timing of the collections of receivables during the interim period since the date of the acquisition. These increases in cash flow from operations were partially offset by increases in cash expenditures for subscriber acquisition, commissions and operations. The increase in net cash received from subscribers is primarily due to an increase in net billings over the prior year.

     Cash flow provided by operating activities for 1993 was $28,845,000 compared to $19,172,000, in 1992. The increase in 1993 over 1992 is primarily a result of increases in net cash received from subscribers and interest received, partially offset by increases in cash expenditures for subscriber acquisition, commissions and operations.

     Cash flow used in investing activities was $48,523,000 in 1994 compared to $7,714,000 provided by investing activities in 1993. In September 1994, the Company expended $35,276,000 (net of cash acquired) to purchase Wright Express. Net acquisitions of property and equipment increased by $7,325,000 in 1994 over 1993, principally to enhance the Company's information technology platform and improve customer service capabilities. In addition, the Company is currently expanding and renovating its operations center in Cheyenne, Wyoming to allow for expected growth and to provide for improved customer service capabilities. Through October 31, 1994, approximately $750,000 has been expended by the Company on this project. Expenditures through February 1995, the anticipated date of completion, are expected to be approximately $10,000,000.

     Cash flow provided by investing activities was $7,714,000 in 1993 compared to cash flows used in investing activities of $20,410,000 in 1992. In connection with the Company's relocation to Cheyenne, Wyoming in 1992, the Company made capital expenditures of approximately $6,400,000 to renovate and upgrade the Cheyenne facility and to purchase equipment for that facility. Proceeds from sales and maturities of investment securities, net of purchases, decreased by $22,463,000 from 1993 to 1992. In 1992 additional funds were required to support operations and to finance the relocation of the Company.

     Cash flow provided by financing activities amounted to $16,063,000 in 1994 compared to $41,432,000 used in financing activities in 1993. In 1993 the Board of Directors authorized the Company to repurchase up to 6,000,000 shares of its outstanding common stock through October 31, 1994. During 1994, the Company repurchased approximately 37,000 shares for $483,000. In 1993, the Company repurchased approximately 3,470,000 shares for $41,699,000.


     In 1994 stock options were exercised to acquire approximately 4,934,000 shares of the Company's common stock. Cash received from the exercise of these options amounted to $24,658,000. In 1993 options were exercised for the purchase of approximately 960,000 shares contributing $5,380,000 of cash to the Company. In connection with the increase in the number of options exercised in 1994, primarily from the exercise of Steven J. Halmos (see Note 12 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data), the Company incurred a net operating loss for tax purposes. As a result of the net operating loss generated in 1994, the Company has applied for a refund of income taxes paid during the year. Any excess net operating loss not utilized in 1994 may be carried forward to offset future years' tax liabilities subject to certain limitations. As a result, the Company has additional net operating loss carryforwards of $23,117,000 at October 31, 1994 available to offset income taxes payable in future periods.

     At October 31, 1994, the Company had $11,793,000 of revolving debt outstanding. This debt was assumed in the acquisition of Wright Express (see Note 7 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data) and is used to finance the operations of that subsidiary. Prior to the acquisition of Wright Express, the Company did not have any debt outstanding.

     Cash flow used in financing activities amounted to $41,432,000 in 1993 compared to $2,733,000 used in financing activities in 1992. This increase is explained in the preceding paragraphs.

     The Company believes that its cash flow from operations and the Company's cash and investment balances (which totaled $184,533,000, of which $11,900,000 is restricted, as of October 31, 1994) are adequate to meet the Company's current liquidity needs.

Billings to Subscribers, Net

     Net billings were  $189,925,000 in 1994 compared to $173,769,000 in 1993 and $150,495,000  in 1992.  The 9% increase in 1994 over 1993 and 15%
increase in 1993 as compared to 1992 was primarily due to the combination of increases in subscribers and subscription fees as discussed in "Subscription Revenue, Net."

Expenditures for Subscriber Acquisition Costs and Commissions

     Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct response" type marketing campaigns and include payments for telemarketing, printing, postage, mailing services, certain direct salaries and other direct costs incurred to acquire new subscribers.

     Expenditures for subscriber acquisition costs increased $4,312,000, or 7%, in 1994 as compared to 1993. This increase is primarily due to an increase in the level of direct-mail and telemarketing programs initiated during the year. However, the rate of increase in expenditures was less than that in the previous year due to a decline in telemarketing volume which began in the fourth quarter of 1993 and leveled off in 1994. The decrease in telemarketing volume is due primarily to reduced volume with certain non-bank credit card issuer clients. The decrease in volume relates to the decline in certain net response rates discussed under "Results of Operations
- - Subscriber Acquisition  Costs."

     Expenditures for subscriber acquisition costs increased $8,652,000, or 16%, in 1993 over 1992. Total subscriber acquisition campaign volume (mail and telephone contacts) increased in 1993 as compared to 1992. Contributing to the higher volumes were increases in telemarketing hours of approximately 9% and a 22% increase in direct mail volume in 1993 as compared to 1992. The increase in telemarketing hours occurred during the first three quarters of 1993, while in the fourth quarter of 1993, telemarketing hours declined 23% compared to the prior year.

     The volume and type of subscriber acquisition expenditures, as well as enrollments, fluctuate periodically and such fluctuations are not unusual. Due to timing differences between periods, there may not always be a direct correlation between subscriber acquisition expenditures and new enrollments in a particular period. In addition, historical response rates may not be an indication of future response rates.

     Commissions paid to credit card issuers were $52,412,000 in 1994 as compared to $49,511,000 in 1993 and $41,024,000 in 1992. The 6% increase in
1994 as compared to 1993 and the 21% increase in commissions in 1993 over 1992 were primarily the result of increases in billings (see "Billings to Subscribers, Net").


Pending Litigation

     The Company is defending or prosecuting five complex lawsuits against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him (see Note 14 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). The Company believes that it has proper and meritorious defenses in these lawsuits which it intends vigorously to pursue. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company, in which the Company is not named as a defendant.

     As a result of the Peter Halmos-related litigation, the Company has incurred substantial legal fees and, to some extent, had a diversion of its
executives' attention.   The litigation has also had an  impact on the
Company's business. Management is seeking to reduce, to the extent it deems reasonable and feasible, the adverse effects of these lawsuits, but there can be no assurance that such efforts will be successful. The Company does not expect the litigation to affect its ability to service its customers.

     Resolution of any or all of the Peter Halmos-related litigation could have a material impact (either favorable or unfavorable depending on the outcome) upon the results of operations and financial condition of the Company.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                        Page

Financial Statements:

Report of Independent Accountants                                     25
Consolidated Balance Sheet as of October 31, 1994 and 1993            26
Consolidated Statement of Earnings for the
  three years ended October 31, 1994                                  27
Consolidated Statement of Changes in Stockholders' Equity for
  the three years ended October 31, 1994                              28
Consolidated Statement of Cash Flows for the
  three years ended October 31, 1994                                  29
Notes to Consolidated Financial Statements                         30-46

Financial Statement Schedules:

For the three years ended October 31, 1994
   VIII - Valuation and Qualifying Accounts                           53

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.






                          REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of SafeCard Services, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SafeCard Services, Inc. and its subsidiaries at October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14 to the consolidated financial statements, the Company's former Executive Management Consultant has asserted certain claims against the Company. The ultimate outcome of these claims cannot presently be determined.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in November 1993.




PRICE WATERHOUSE LLP
Denver, Colorado
December 5, 1994







SafeCard Services, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

October 31,                                   1994           1993

Assets
     Cash and cash equivalents              $ 17,921       $  3,335
     Investment securities                                  166,704
     Securities available for sale           166,612
     Receivables, net                         42,449         12,846
     Income taxes receivable                   2,114          5,252
     Deferred subscriber acquisition
          costs and related commissions      195,397        180,937
     Property and equipment, net              16,410          8,420
     Excess of cost over fair value
          of net assets acquired              28,739
     Other assets                              2,191            793
                                             -------        -------
          Total assets                      $471,833       $378,287
                                             =======        =======

Liabilities and Stockholders' Equity

Liabilities
     Accounts payable                       $ 30,833       $ 14,961
     Accrued expenses                         24,654         16,573
     Subscribers' advance payments           158,554        142,063
     Allowance for cancellations               7,656          8,893
     Deferred income taxes                    20,751         38,102
     Notes payable to bank                    11,793
                                             -------        -------
          Total liabilities                  254,241        220,592

Stockholders' Equity
  Common stock--authorized 35,000,000
   shares ($.01 par value); 34,946,000
   shares issued (34,196,000 in 1993);
   28,933,599 shares outstanding
   (24,118,184 in 1993)                          349            342
  Additional paid-in capital                  41,058         15,990
  Retained earnings                          225,459        220,898
  Unrealized loss on securities
     available for sale                         (607)
                                             -------        -------
                                             266,259        237,230
Less cost of common shares in treasury
 (6,012,401 in 1994 and 10,077,816 in 1993)  (48,667)       (79,535)
                                             -------        -------

     Total stockholders' equity              217,592        157,695
                                             -------        -------
Commitments and contingencies (Note 14)      -------        -------


     Total liabilities and
        stockholders' equity                 $471,833      $378,287
                                              =======       =======

The accompanying notes are an integral part of these consolidated financial statements.


SafeCard Services, Inc.
Consolidated Statement of Earnings
(in thousands, except share data)

Year ended October 31,                    1994         1993           1992

Revenues
     Subscription revenue, net          $173,434     $156,600      $146,265
     Other operating revenue               2,107
     Interest income                       8,421        8,736        10,022
     Other income                          5,124        1,790         1,894
                                         -------      -------       -------
                                         189,086      167,126       158,181
                                         -------      -------       -------

Costs and expenses
     Subscriber acquisition costs        105,981       95,248        86,828
     General, administrative
          and service costs               43,324       29,433        24,949
     Research and product
          development costs                7,682
     Restructuring costs                   7,900
     Estimated relocation expenses                                   17,500
                                         -------      -------       -------
                                         164,887      124,681       129,277
                                         -------      -------       -------

Earnings before income taxes              24,199       42,445        28,904

Provision for income taxes                 6,178       10,968         6,406
                                         -------      -------       -------
Earnings before cumulative
     effect of change in accounting
     for income taxes                     18,021       31,477        22,498

Cumulative effect of change in
     accounting for income taxes           2,000
                                         -------      -------       -------
Net earnings                            $ 20,021     $ 31,477      $ 22,498
                                         -------      -------       -------
Earnings per share:

Earnings before cumulative
     effect of accounting change            $.63        $1.10          $.75
Cumulative effect of accounting
     change                                  .07
                                             ---         ----           ---
Net earnings                                $.70        $1.10          $.75
                                             ===         ====           ===

Weighted average number of common
  and common equivalent shares        28,411,000   28,572,000    30,158,000

The accompanying notes are an integral part of these consolidated financial statements

SafeCard Services, Inc.
Consolidated Statement of Changes In Stockholders' Equity
(in thousands, except share data)

                                                                              Unrealized
                                                                           Gain (Loss) on        Common Stock
                                 Common Stock         Additional             Securities          in Treasury                Total
                              --------------------     Paid-in   Retained     Available    -------------------------   Stockholders'
                                Shares      Amount     Capital   Earnings     for sale        Shares       Amount           Equity
Balance at October 31, 1991   33,130,148     $ 331     $ 7,326   $ 176,009                 (6,772,427)   $( 38,763)      $ 144,903

Net earnings                                                        22,498                                                  22,498
Cash dividends paid,
     $.15 per share                                                 (3,973)                                                 (3,973)
Exercise of employee
     stock options               295,900         3       1,624                                 54,662          313           1,940
Tax benefit from exercise
     of employee stock options                             675                                                                 675
Purchase of treasury stock                                                                    (62,250)        (545)           (545)
                              ----------      ----      ------      ------      -----      ----------      --------       --------

Balance at October 31, 1992   33,426,048       334       9,625     194,534                 (6,780,015)    ( 38,995)        165,498

Net earnings                                                        31,477                                                  31,477
Cash dividends paid,
     $.20 per share                                                 (5,113)                                                 (5,113)
Exercise of employee
     stock options               769,952         8       4,213                                172,059        1,159           5,380
Tax benefit from exercise
     of employee stock options                           2,152                                                               2,152
Purchase of treasury stock                                                                 (3,469,860)     (41,699)        (41,699)
                              ----------      ----      ------    -------       -----      ----------      --------        -------

Balance at October 31, 1993   34,196,000       342      15,990    220,898                 (10,077,816)    ( 79,535)        157,695

Net earnings                                                       20,021                                                   20,021
Cash dividends paid,
     $.20 per share                                                (5,320)                                                  (5,320)
Exercise of employee
     stock options               750,000         7       3,440    (10,140)                  4,090,165       31,351          24,658
Tax benefit from exercise
     of employee stock options                          21,628                                                              21,628
Issuance of restricted
     common stock                                                                             11,950
Change in unrealized gain
     (loss) on securities
     available for sale                                                        $ (607)                                        (607)
Purchase of treasury stock                                                                    (36,700)        (483)           (483)
                               ---------     -----     -------   ---------      -----       ---------      --------       ---------

Balance at October 31, 1994   34,946,000     $ 349    $ 41,058   $ 225,459     $ (607)     (6,012,401)   $( 48,667)       $217,592
                              ==========      ====     =======    ========      =====      ==========     ========         =======

The accompanying notes are an integral part of these consolidated financial statements.

SafeCard Services, Inc.
Consolidated Statement of Cash Flows
(in thousands)

Year ended October 31,   1994 1993 1992

Cash Flows From Operating Activities

Net cash received from subscribers      $ 187,727 $ 175,596 $ 153,303
Net cash received from other
  operating revenue sources                 4,341
Cash expenditures for subscriber
  acquisition costs, commissions
  and operations                         (166,315) (137,537) (120,306)
Relocation expenditures                              (1,753)   (6,104)
Interest received                          13,922    13,952    10,675
Interest paid                                                    (428)
Income taxes paid, net of
  refunds received                          3,114   (21,413)  (18,518)
Gain from litigation settlements            4,257                 550
                                          -------   -------   -------
Net cash provided by operating activities  47,046    28,845    19,172

                                          -------   -------   -------

Cash Flows From Investing Activities

Purchases of investment securities        (96,986)  (63,174) (167,760)
Proceeds from sales of investment
  securities                               73,748    64,539   119,284
Proceeds from maturing investment
  securities                               18,035     7,068    34,446
Cost of acquisitions, net of
  cash acquired                           (35,276)
Acquisition of property
  and equipment, net                       (8,044)     (719)   (6,380)
                                          -------    ------   -------
Net cash (used in) provided by
  investing activities                    (48,523)    7,714   (20,410)
                                          -------    ------   -------

Cash Flows From Financing Activities

Net repayments on notes payable to bank    (2,792)
Proceeds from exercise of stock options    24,658     5,380     1,940
Dividends paid                             (5,320)   (5,113)   (3,973)
Payments for purchase of treasury shares     (483)  (41,699)     (545)
Other                                                            (155)
                                          -------   -------   -------
Net cash provided by (used in)
  financing activities                     16,063   (41,432)   (2,733)
                                          -------   -------   -------

Net increase (decrease) in cash and
  cash equivalents                         14,586    (4,873)   (3,971)
Cash and cash equivalents at
  beginning of period                       3,335     8,208    12,179
                                          -------   -------   -------

Cash and cash equivalents at
  end of period                          $ 17,921  $  3,335  $  8,208
                                          =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.


SafeCard Services, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

SafeCard Services, Inc. ("SafeCard" or the "Company") is an information-based marketing and servicing company. Subscriptions for continuity services are principally marketed through credit card issuers by mail or telephone. SafeCard's principal service is credit card registration and loss notification ("Hot-Line"), whereby SafeCard gives prompt notice to credit card issuers upon being informed that a subscriber's credit cards have been lost or stolen. Subscriptions for continuity services typically continue annually or periodically unless canceled by the subscriber. SafeCard also markets other continuity services including those related to fee-based credit cards ("Fee Card"), reminder services, a personal credit information service ("CreditLine") and others. SafeCard is also developing new lines of business including credit card marketing and servicing and direct mail marketing services which are expected to become a significant component of SafeCard's overall operations in future years.

The Company believes that a classified balance sheet does not accurately reflect the Company's operating cycle and results in financial ratios that are not meaningful due to the mix of its assets including marketable investment securities, deferred subscriber acquisition costs and related commissions, and deferred subscribers' advance payments. As a result, the 1994 presentation of the Company's balance sheet is presented in an unclassified format. The applicable 1993 financial information has been restated to conform to this change. Certain other changes have been made in the presentation of 1993 and 1992 financial information to conform with 1994 presentation.

References herein to the years 1994, 1993 and 1992 refer to the Company's fiscal years ended October 31.

Principles of Consolidation

The consolidated financial statements include the accounts of SafeCard and its subsidiaries, after elimination of intercompany accounts and transactions. On September 14, 1994, the Company acquired 100% of the outstanding common stock of Wright Express Corporation ("Wright Express"). The transaction was accounted for under the purchase method and accordingly the consolidated financial statements include the results of operations of Wright Express from the date of purchase (see Note 2 - Acquisition).

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits and short-term investments with original maturities of three months or less.


Investment Securities

Investments in securities, which consist primarily of tax-exempt municipal securities, were carried at cost in 1993, adjusted for the amortization of any premium or accretion of any discount. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, ("FAS 115") "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 requires that all investments in debt and equity securities that fall within its scope be classified as either held to maturity, trading or available for sale. Management elected early adoption of FAS 115 as of October 31, 1994 and has classified its entire securities portfolio as "available for sale." Securities classified as available for sale are stated at market value with any unrealized gains or losses included as a separate component of stockholders' equity.

Approximately $11,900,000 of securities available for sale at October 31, 1994 were held in escrow for advance payments of multi-year subscriptions (see "Revenue Recognition/Cost Amortization") or pursuant to the CreditLine Agreement (see Note 12 - Transactions with Related Parties).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense while betterments are capitalized. Depreciation is computed using the straight-line method over the assets' estimated useful lives. Estimated useful lives range from 3 to 7 years for equipment, furniture and fixtures to 30 years for buildings. Capitalized leasehold improvements are amortized over the estimated useful life of the asset, or the lease term, whichever is shorter.

Excess of Cost Over Fair Value of Net Assets Acquired

Excess of cost over fair value of net assets acquired represents the difference between the purchase price of Wright Express and the value of the net assets acquired in the acquisition. Such excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years.

Revenue Recognition/Cost Amortization

Subscription Revenue and Commission Expense

The Company generally receives advance payments from subscribers for its products and services. The subscription period and advance payments are generally for periods of 12 or 36 months. These advance payments, less an appropriate allowance for cancellations, are deferred and amortized to revenue ratably over the subscription period. Credit card issuers earn commissions based on percentages of subscription billings or other profit sharing arrangements. Such commissions, less an appropriate allowance for cancellations, are also deferred and amortized to expense ratably over the subscription period.

The allowance for cancellations, net of related commissions, relates to amounts which may be refunded at a future time to subscribers who may cancel their subscriptions prior to the completion of the subscription period. Previously paid commissions related to canceled subscriptions are reimbursed to the Company by the credit card issuer.


The Company previously followed an internal policy of restricting use of all advance payments for multi-year subscriptions by placing them in escrow. In March 1994, the Company changed its policy such that it now places funds in escrow when required contractually by credit card issuer clients. The contractual requirement as of October 31, 1994 was approximately $10,300,000. Restricted funds are released ratably over the subscription period (which coincides with the period of revenue recognition) and are invested primarily in tax-exempt municipal securities.


Subscriber Acquisition Costs

Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct response" type marketing campaigns and primarily include payments for telemarketing, printing, postage, mailing services, certain direct salaries and other direct costs incurred to acquire new subscribers. These expenditures are deferred and amortized to expense in proportion to expected revenue over the expected subscription periods, including renewal periods (life of subscriber). Historically, a significant percentage of the Company's subscribers renew for additional years beyond the initial subscription period. Renewal rates for single-year Hot-Line subscriptions were between 75% and 77% during the period 1992 through 1994. Multi-year Hot-Line renewal rates (primarily three year subscriptions) were between 45% and 50% during the same period. Renewal rates for Fee Card, which to date has primarily been marketed as a single-year program, were between 75% and 81% during the same period. Based on the Company's renewal rate experience, subscriber acquisition expenditures are amortized to expense using an accelerated rate of amortization to reflect subscriber attrition over renewal periods. Expenditures relating to the acquisition of Hot-Line and Fee Card subscribers are generally amortized over a 10-12 year period; other program expenditures are generally amortized over a 3 year period
(see Note 8 - Subscriber  Acquisition  Costs).

In December 1993, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs" which is effective for the Company on November 1, 1994. The Company's historical method of amortizing such advertising costs is similar to the method prescribed by this SOP. The SOP, which, among other things, deals with the reporting of advertising costs for companies in the direct response industry, is not expected to have a material effect on the Company's reported earnings or financial position.

Income Taxes

Effective November 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Adoption of FAS 109 required a change from the deferred method to the liability method of accounting for income taxes. One of the principal differences of the liability method from the deferred method used in previous financial statements is that changes in tax laws and rates are reflected in income from continuing operations in the period such changes are enacted. The impact of the adoption of FAS 109 had a cumulative positive effect on the Company's reported earnings in 1994 of $2,000,000.

Earnings Per Share

Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock issuable upon exercise of stock options) outstanding.

2.  Acquisition

On September 14, 1994, the Company acquired 100% of the outstanding common stock of Wright Express, a leading provider of information processing, management and financial services to petroleum companies and transportation fleets in the United States, for $35,500,000 in cash. The acquisition was accounted for under the purchase method and accordingly the results of operations of Wright Express are included in the Company's consolidated financial statements from the date of acquisition.

In connection with the acquisition, the Company recorded $28, 891,000 of excess of cost over fair value of net assets acquired. This excess is being amortized on a straight-line basis over 25 years. Amortization expense through October 31, 1994 was $152,000.

The following presents the pro forma results of operations of the Company and Wright Express as if combined throughout the years ended October 31, 1994 and 1993 (pro forma amounts are unaudited):

Year ended October 31,
                                             1994           1993

Revenues, net                           $ 200,955,000  $ 178,386,000
Costs and expenses                        176,060,000    135,904,000
Earnings before provision for income
 taxes and cumulative effect
  of accounting change                  $  24,895,000  $  42,482,000
                                         ------------   ------------

Net earnings                               20,149,000     31,496,000
                                           ----------     ----------

Earnings per share                              $ .71         $ 1.10


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented, nor are they intended to be a projection of future results.


3.  Investments

The Company's investment portfolio is invested primarily in tax-exempt municipal bonds. Because there is not a regularly published source of accurate current market values for tax-exempt municipal bonds, the Company's investment adviser estimates market values for the Company's securities available for sale and investment securities using a pricing matrix commonly used in the municipal bond industry, or in certain cases, by soliciting quotations from municipal bond dealers.

The financial statement carrying amount, gross unrealized gains, gross unrealized losses and estimated market value of the Company's securities available for sale and investment securities were as follows:






Securities available
  for sale                               October 31, 1994
                       ---------------------------------------------------
                                      Gross      Gross       Estimated
                       Carrying    Unrealized  Unrealized     Market
                        Amount       Gains       Losses        Value

Tax-exempt
  municipal bonds   $ 167,219,000  $ 500,000  $ 1,107,000   $ 166,612,000


Investment securities               October 31, 1993
                      --------------------------------------------------
                       Gross          Gross      Estimated
                      Carrying      Unrealized  Unrealized      Market
                       Amount         Gains       Losses         Value

Tax-exempt
  municipal bonds   $ 166,524,000  $ 3,389,000    $ 78,000  $ 169,835,000

Other                     180,000                                 180,000
                      -----------    ---------     -------    -----------
                    $ 166,704,000  $ 3,389,000    $ 78,000  $ 170,015,000
                      ===========    =========     =======    ===========

Maturities of the Company's investment portfolio at October 31, 1994 were as follows:

                                    Carrying                Market
                                     Value                   Value

     Within one year             $ 39,098,000             $ 39,249,000
     One to five years            119,416,000              118,401,000
     More than five years           8,705,000                8,962,000
                                  -----------             ------------
                                $ 167,219,000            $ 166,612,000
                                  ===========              ===========

Gross realized gains on investment securities totaled $620,000, $1,290,000 and $1,013,000 for the years 1994, 1993 and 1992, respectively. Gross realized losses on sales of investment securities totaled $27,000, $12,000 and $2,000 for the years 1994, 1993 and 1992, respectively. Gains and losses on sales of securities are computed on the specific identification basis and are included as a component of other income.


4. Receivables, net

Receivables and the related allowance for doubtful accounts were as follows:

October 31,                                  1994           1993

Receivables for transportation
  fleet services                        $ 30,027,000
Receivables for continuity services        9,831,000   $ 8,593,000
Accrued interest receivable                4,186,000     4,403,000
                                         -----------   -----------
                                          44,044,000    12,996,000
Allowance for doubtful accounts           (1,595,000)     (150,000)
                                         -----------   -----------
                                        $ 42,449,000  $ 12,846,000
                                         ===========   ===========

The receivables for transportation fleet services primarily relate to amounts due from customers of Wright Express for fleet fueling and other transportation services.


5.  Property and Equipment

Property and equipment consisted of the following:

October 31,                                 1994           1993

Equipment, furniture and fixtures       $ 11,367,000   $  4,390,000
Building                                   5,268,000      5,215,000
Construction in progress                   2,045,000
Land                                         447,000        447,000
                                         -----------    -----------
                                          19,127,000     10,052,000
Less: accumulated
     depreciation                         (2,717,000)    (1,632,000)
                                         -----------    -----------
                                        $ 16,410,000   $  8,420,000
                                         ===========    ===========

Construction in progress relates to improvements and additions being added to the Company's operations center in Cheyenne, Wyoming and enhancements to the Company's technology platform. All costs associated with these projects are being capitalized as construction in progress and will begin to be depreciated when the improvements and additions are placed in service.

6.  Estimated Relocation Expenses

During 1992, the Company relocated its headquarters and operational facility from Ft. Lauderdale, Florida to Cheyenne, Wyoming. In connection with the relocation, the Company recorded pre-tax charges against earnings of $17,500,000 in 1992. These charges included the Company's estimated cost of moving the Company's operations and certain employees from Ft. Lauderdale to Cheyenne, certain other one-time costs associated with the relocation and the Company's then estimated net obligation under a contested lease ("the Ft. Lauderdale Lease") of its former Ft. Lauderdale headquarters. The Company no longer occupies these premises and is no longer making payments on the Ft. Lauderdale Lease, which is now the subject of litigation (see
Note 14 - Commitments and Contingencies). Included within "Accrued expenses" as of October 31, 1994 and 1993 is approximately $10,500,000 relating primarily to the Ft. Lauderdale Lease.


7.  Notes Payable to Bank

Notes payable to bank represents a revolving loan agreement assumed in connection with the acquisition of Wright Express (see Note 2 -
Acquisition). The agreement, as originally structured, provided for maximum borrowings equal to the lesser of $17,500,000 or an amount based on a percentage of eligible accounts receivable as defined therein.

Interest on the outstanding borrowings is, at Wright Express' option, either the bank's prime rate minus 0.5% or the London Interbank Offering Rate ("LIBOR"), plus 1.0%. Wright Express pays a fee of 0.25% per annum on the average daily unused portion of the line of credit. Borrowings are secured by substantially all assets of Wright Express. The revolving line of credit expires in June 1996.

At October 31, 1994, the Company had the following amounts outstanding with related interest rates under the revolving line of credit:

                            Amount            Rate

LIBOR based loan         $ 8,600,000         5.875%
LIBOR based loan           3,000,000         6.063%
Prime rate based loan        193,000         7.250%
                          ----------
                        $ 11,793,000
                          ==========

In November 1994, the revolving credit agreement was amended increasing the available line to $27,500,000 and decreasing the LIBOR rate to LIBOR plus 0.625%. The Company was also added as a guarantor under the amended agreement.


8.  Subscriber Acquisition Costs and Commissions

Deferred subscriber acquisition costs and related commissions were as follows:

October 31,                    1994              1993

Hot-Line                 $ 123,775,000       $ 121,061,000
Fee Card                     9,185,000           5,470,000
Other services              18,796,000          13,432,000
                           -----------         -----------
Total deferred subscriber
  acquisition costs        151,756,000         139,963,000

Commissions                 43,641,000          40,974,000
                           -----------         -----------
Total deferred subscriber
  acquisition costs
  and commissions        $ 195,397,000       $ 180,937,000
                           ===========         ===========

9.  Restructuring Costs

In April 1994, the Company announced a reorganization of its operations and named a new senior management team. As a part of the reorganization, nine senior executives left the Company and management closed the Ft. Lauderdale sales office. As a result of this reorganization, the Company recorded a restructuring charge of $3,500,000 to cover severance agreements and a lease termination. In addition, the Company recorded an additional charge of $4,400,000 paid to Steven J. Halmos, the Company's co-founder (see Note 12 - Transactions with Related Parties). At October 31, 1994 the remaining balance of these reserves of $2,378,000 was included in "Accrued expenses."


10.  Income Taxes

As discussed in Note 1, the Company changed its method of accounting for income taxes as of November 1, 1993. The components of the provision for income taxes for the years ended October 31, 1994, 1993 and 1992 were as follows:

Year ended October 31,        1994           1993            1992

Current
     Federal             $13,032,000    $15,608,000    $15,255,000
     State                   272,000        101,000      2,547,000
                          ----------     ----------     ----------
     Total current        13,304,000     15,709,000     17,802,000
                          ----------     ----------     ----------
Deferred
     Federal              (7,640,000)    (3,588,000)    (9,894,000)
     State                   514,000     (1,153,000)    (1,502,000)
                          ----------     ----------     ----------
     Total deferred       (7,126,000)    (4,741,000)   (11,396,000)
                          ----------     ----------    -----------
Total                    $ 6,178,000    $10,968,000   $  6,406,000
                          ==========     ==========    ===========

The following is a reconciliation of the statutory U.S. federal income tax rate and the Company's effective income tax rate:

Year ended October 31,                       1994      1993      1992

Statutory federal income tax rate            35.0%     34.8%     34.0%
Increase (reduction) in tax
  rates resulting from:
  State income tax, net of federal benefit    2.1       1.2       2.4
Tax-exempt interest income                  (10.8)     (6.8)    (13.8)
Reversal of prior years' deferred taxes
  at the rates in effect at that time                  (2.9)     (1.1)
Other                                         (.8)      (.5)       .7
                                            -----      ----     -----
Effective tax rate                           25.5%     25.8%     22.2%
                                             ====      ====      ====


As a result of legislation enacted in August 1993, the federal corporate income tax rate increased from 34% to 35% effective January 1, 1993. This resulted in a blended federal tax rate for 1993 of 34.8%.

The components of the Company's deferred income tax assets and liabilities under FAS 109 were as follows:

                                             October 31,    November 1,
                                                  1994           1993
Deferred tax liabilities
  Subscriber acquisition costs               $71,585,000    $68,391,000
  Depreciation                                   549,000        382,000
                                              ----------     ----------
                                              72,134,000     68,773,000
                                              ----------     ----------

Deferred tax assets
  Multi-year subscription revenues            36,226,000     29,051,000
  Relocation expenses                          3,749,000      3,736,000
  Net operating loss carryforwards             8,217,000
  Reminder/reference subscription revenue      1,195,000     (1,945,000)
  Other                                        1,996,000      1,829,000
                                              ----------     ----------
                                              51,383,000     32,671,000
                                              ----------     ----------

Net deferred tax liability                   $20,751,000    $36,102,000
                                              ==========     ==========

The deferred income tax benefit for 1993 and 1992 (under prior accounting method) resulted from the following items:

Year ended October 31,                       1993           1992

Subscriber costs, net                   $   450,000       $( 15,000)
Multi-year subscription revenues         (7,310,000)     (7,993,000)
Reminder/reference subscription
     revenue                              1,952,000       1,194,000
Relocation expenses                         698,000      (4,389,000)
Other                                      (531,000)       (193,000)
                                         ----------      ----------
                                        $(4,741,000)   $(11,396,000)
                                         ==========     ===========

At October 31, 1994, the Company had $23,117,000 of net operating loss carryforwards for tax purposes which, if unused, will expire in 2009.








11.  Common Stock And Stock Options
The following table represents information for the previous three years with respect to options granted and outstanding as follows:


                                                                          Shares Under Option
                                                 --------------------------------------------------------------------
                                                  Outstanding                                             Outstanding
                                     Option       at beginning                                            at end of
                                   Price Range      of period   Granted   Canceled        Exercised         Period
Year ended October 31, 1992
1979 Plan                          $ 5.875          141,040                                                141,040
Outside Directors' Options         $ 5.513-9.00     300,000                               (100,000)        200,000
1987 Plan                          $ 5.875          424,000                                (75,900)        348,100
1989 Executive Options             $ 5.125        1,100,000                               (120,000)        980,000
1989 Employee Stock Option Plan    $ 6.00           429,669                (14,003)        (54,662)        361,004
Peter & Steven J. Halmos           $ 5.125-5.50   5,850,000                                              5,850,000
1991 Employee Stock Option Plan    $ 9.00           162,000                (24,000)                        138,000
                                                  ---------                -------        --------       ---------
                                                  8,406,709                (38,003)       (350,562)      8,018,144
                                                  ---------                -------        --------       ---------
Year ended October 31, 1993
1979 Plan                          $ 5.875          141,040                               (141,040)
Outside Directors' Options         $ 6.375-13.00    200,000   200,000                     (100,000)        300,000
1987 Plan                          $ 5.875          348,100                               (348,100)
1989 Executive Options             $ 5.125          980,000                               (230,000)        750,000
1989 Employee Stock Option Plan    $ 6.00           361,004                 (5,333)       (102,671)        253,000
Peter & Steven J. Halmos           $ 5.125-5.50   5,850,000             (1,950,000)                      3,900,000
1991 Employee Stock Option Plan    $ 9.00           138,000                (24,333)        (38,334)         75,333
1992 Employee Stock Option Plan    $ 8.875                     75,000      (12,500)                         62,500
                                                  ---------   -------   ----------        --------       ---------
                                                  8,018,144   275,000   (1,992,166)       (960,145)      5,340,833
                                                  ---------   -------   ----------        --------       ---------
Year ended October 31, 1994
Outside Directors' Options         $ 9.00-13.00     300,000                                                300,000
1989 Executive Options             $ 5.125          750,000                               (750,000)
1989 Employee Stock Option Plan    $ 6.00           253,000                               (234,000)         19,000
Steven J. Halmos                   $ 5.125-5.50   3,900,000                             (3,900,000)
1991 Employee Stock Option Plan    $ 9.00            75,333                (15,001)        (36,333)         23,999
1992 Employee Stock Option Plan    $ 8.875           62,500                (13,335)        (14,164)         35,001
1994 Long-Term Stock-Based
  Incentive Plan                   $ 12.625-18.375          2,315,000       (3,000)                      2,312,000
Employee Stock Option Plan         $ 16.50                     42,700       (2,700)                         40,000
                                                  --------- ---------    ---------      ----------       ---------
                                                  5,340,833 2,357,700      (34,036)     (4,934,497)      2,730,000
                                                  ========= =========    =========      ==========       =========

All shares outstanding are exercisable and no additional shares are available for granting options under each plan except as noted below.

Of the options to purchase 23,999 shares outstanding under the 1991 Employee Stock Option Plan, options to purchase 7,831 shares were exercisable at October 31, 1994, and the remaining options to purchase 16,168 shares vest in 1995. Of the options to purchase 35,001 shares outstanding under the 1992 Employee Stock Option Plan, options to purchase 6,666 shares were exercisable at October 31, 1994, and the remaining options to purchase 28,335 shares vest in 1995. Of the options to purchase 2,312,000 shares outstanding under the 1994 Long-Term Stock-Based Incentive Plan (as amended, the "1994 Plan"), options to purchase 133,333 shares were exercisable at October 31, 1994. A portion of the stock options outstanding under the 1994 Plan vest over time (becoming fully vested in two or four years) beginning in 1995 and a portion vests based on certain stock price hurdles. In addition, options to purchase 525,400 shares have been granted as of October 31, 1994 that were subject to stockholder approval of an increase in the number of shares issuable under the 1994 Plan. Of the options to purchase 40,000 shares outstanding under the Employee Stock Option Plan, none were exercisable at October 31, 1994. All outstanding options under this plan in 1994 vest in July 1995.

In addition to the options granted under the 1994 Plan as discussed above, 11,950 shares of restricted stock have been awarded under the 1994 Plan through October 31, 1994. An additional 2,000 shares of restricted stock have been awarded subject to stockholder approval of the amendment to increase the number of shares authorized for issuance under the 1994 Plan. The Company recorded $123,000 of restricted stock expense in 1994. Except for the restricted stock awarded to the Chairman and Chief Executive Officer which will fully vest by December 1, 1996, all of the outstanding shares of restricted stock will vest no later than October 31, 1995

In connection with the exercise of options to purchase common stock, certain employees exchanged 94,332 and 18,134 shares of common stock in lieu of cash in 1994 and 1993, respectively. The exchanged shares are deducted from the number of shares issued upon the exercise of employee stock options for purposes of presentation in the consolidated statement of changes in stockholders' equity.

The 1994 Plan was approved by the stockholders at the 1994 Annual Meeting of Stockholders held on March 7, 1994. The 1994 Plan provides for the award of stock options, stock appreciation rights and restricted stock covering a maximum of 2,400,000 shares. The Company's Chairman and Chief Executive Officer has been granted a ten-year option to purchase 1,000,000 of these shares. The Company is seeking stockholder approval at the 1995 Annual Meeting of Stockholders of an amendment to increase the number of shares available for issuance under the 1994 Plan by 1,340,000 shares.

All stock options granted in 1994 and in prior years, except for the grants under the Employee Stock Option Plan, were administered by the Board of Directors or a committee thereof and had an exercise price based on the market price of the Company's common stock on the date of grant. The Employee Stock Option Plan is administered by a committee of Company officers who are not eligible to participate in this plan. As of October
31, 1994, options to acquire 466,830 shares were exercisable under the option plans. As of October 31, 1994, 3,255,400 of the shares held in treasury were reserved for the issuance of shares under the above described stock options.


12.  Transactions with Related Parties

Until his resignation as Chief Executive Officer and a Director on December 19, 1992, Steven J. Halmos, the Company's co-founder, provided his services to the Company through High Plains Capital Corporation ("HPCC"), a company owned by himself and his brother, Peter Halmos, the Company's other co-
founder.   After  that date, Steven J. Halmos, acting in the capacity of an
Advisor on Marketing and Operational Strategy, provided services directly to the Company pursuant to a written agreement with the Company (as amended and restated as of April 1, 1993, the "Steven J. Halmos Agreement"). On May 26, 1994, the Company reached a settlement with Steven J. Halmos to terminate the Steven J. Halmos Agreement and various other agreements between the Company and Mr. Halmos that provided for payments to Mr. Halmos of $2,000,000 a year through March 31, 1998. The settlement, which arose in connection with the Company's management restructuring in April 1994 and a resulting decision to cease using Mr. Halmos' services, resulted in a $4,400,000 cash
payment  to Mr. Halmos and charge to 1994 earnings.    Subsequent to  his
termination Mr. Halmos exercised options to purchase 3,900,000 shares of the Company's common stock. Stockholders' equity increased $37,800,000 resulting from the exercise of such options and the related tax benefit (see
Note 11 - Common Stock and Stock  Options).  In 1993, the Company paid Steven
J. Halmos (or HPCC for Steven J. Halmos' services) a total of approximately $2,100,000. In 1992 the aggregate fee paid to HPCC for Steven J. Halmos' services was approximately $2,700,000, with an additional $1,500,000 being paid to HPCC for the services of Peter Halmos.

In 1993 the Company also entered into an agreement that called for Steven J. Halmos to sell the 1,645,760 shares of Company stock he owned at that time (this representing approximately 6.2% of total outstanding shares at April 1, 1993) to the Company as part of the Company's stock repurchase program. The shares were acquired by the Company on April 21, 1993 for a price of $11.50 per share, a price equal to the average trading price of the Company's common stock over a specific period of days following public disclosure of the repurchase.

The Company markets its CreditLine product pursuant to an agreement (as amended, the "CreditLine Agreement") with CreditLine Corporation ("CLC"), a corporation owned by Steven J. Halmos and Peter Halmos, the Company's co-founders, and their families. The CreditLine Agreement grants the Company an exclusive license to market CreditLine through certain credit card issuers (including all issuers with which the Company has contractual relationships) and provides that profits and losses, if any, are shared equally between CLC and the Company. Net CreditLine billings to subscribers totaled approximately $22,900,000, $15,800,000 and $9,700,000 while marketing and other expenditures totaled $17,400,000, $13,400,000 and $6,200,000 in 1994,
1993 and 1992, respectively. In June 1993, the Company was notified by CLC that the CreditLine Agreement would not be renewed effective November 1, 1993.

Notwithstanding its termination, the CreditLine Agreement gives the Company the perpetual right to continue to service existing CreditLine subscribers and to participate in the resulting income. In addition, an amendment to the CreditLine Agreement provides that the Company has the perpetual right to market CreditLine, and participate in the resulting income, through all of its existing card issuer clients with which it either had a CreditLine marketing agreement on November 1, 1993 or entered into such a marketing agreement within the following three years. The CreditLine Agreement is the subject of litigation as described in Note 14 - Commitments and Contingencies.

In 1994 CreditLine and certain services marketed in conjunction with CreditLine, accounted for approximately $9,100,000 or 5.3% of the Company's subscription revenues and approximately $2,800,000 or 11.6% of the Company's pre-tax earnings. In 1993 such services accounted for approximately $6,500,000 or 4.2% and $1,900,000 or 4.5% of the Company's subscription revenues and pre-tax earnings, respectively. In 1992 such services accounted for approximately $4,500,000 or 3.1% and $1,200,000 or 4.2% of the Company's subscription revenues and pre-tax earnings, respectively.

The CreditLine Agreement provides for the creation of an escrow in the case of certain disputes between the parties. Effective September 1993, the Company began depositing its share and CLC's share of CreditLine profits in escrow accounts. As of October 31, 1994, approximately $1,600,000 of the Company's securities available for sale have been deposited in the escrow account (see Note 1 - Summary of Significant Accounting Policies).

The Company made payments under the Ft. Lauderdale Lease to a partnership consisting of Peter Halmos and Steven J. Halmos (the "Halmos Partnership"). Payments made to the Halmos Partnership for the years 1993 and 1992 for the land and building, were approximately $700,000 and $1,200,000, respectively. No payments were made to the Halmos Partnership in 1994. During 1992 the Company also leased warehouse space from the Halmos Partnership and made lease payments of approximately $47,000. The warehouse leases were month-to-month and were terminated in 1992. The Company no longer occupies the operations center and is no longer making payments on the Ft. Lauderdale Lease which is now the subject of litigation (see Note 14 - Commitments and Contingencies).

In October 1993, the Company renewed a consulting agreement with the Dilenschneider Group, Inc. ("DGI"), to provide public relations counsel and advice to the Company in 1994 for an annual retainer of $180,000. A director of the Company is the majority owner and chief executive officer of DGI. In October 1994, the Company entered into an agreement with DGI for public affairs and public relations assistance during 1995 for an annual retainer of $100,000.

During 1994, DGI consulted on and assisted with investor relations for a monthly fee of $12,500. In addition, another director of the Company provided investor relations consulting services to the Company during 1994 for a monthly retainer of $4,167. These consulting arrangements were terminated effective October 31, 1994.

In September 1994, the Company acquired Wright Express (see Note 2 - Acquisition). The Company's Chairman and Chief Executive Officer was a director of Wright Express prior to the acquisition. During negotiations between the Company and Wright Express, the Company's Chairman did not attend any meetings or participate in any discussions of the Board of Directors of Wright Express and abstained from voting on the acquisition by the Company's Board of Directors.


13.  Employee Benefit Plan

In June 1993, the Company implemented a 401(k) and Profit-Sharing Plan for its employees who are at least 20 years of age, have worked at least 1,000 hours in the past year and have completed one year of service. The Company matches 50% of each employee's contribution, up to a maximum of 4% of each employee's salary. Continuation of, and contributions to, the 401(k) and Profit-Sharing Plan are voluntary, at the discretion of the Company and are paid to each eligible employee's account. The total expense recorded under the Plan in 1994 and 1993 was approximately $385,000 and $240,000, respectively.

Prior to 1993, the Company maintained a Simplified Employer Pension Plan ("SEP/IRA") for its employees over 21 years of age, who had worked for the Company for some period of time in any three of the previous five calendar years. Amounts recorded for the Company's contributions to the SEP/IRA for 1993 and 1992 were $75,000 and $402,000, respectively.


14. Commitments and Contingencies

Contracts

The Company has written agreements with a few large credit card issuers which account for a large percentage of its subscription revenue. Termination of any of these contracts would adversely affect the Company. Contracts with Citicorp (South Dakota), N.A. and related entities contributed 30%, 34% and 37% of the Company's consolidated subscription revenue in 1994, 1993 and 1992, respectively. The principal Citicorp contract, as amended, expires December 31, 1999. Citicorp has a right to terminate the contract in the event of the sale of a majority of the shares of the Company to specified credit card issuers, to banks and their corporate affiliates and to entities that do not have equity of at least $25,000,000.

Contracts with Sears, Roebuck and Co. contributed approximately 12% and 11% of the Company's consolidated subscription revenue in 1994 and 1993, respectively (and less than 10% in 1992). The contracts, which contain a provision for cancellation without cause by either party upon 90 days notice, is subject to renewal annually.

During the year, the Company entered into operating leases for facilities in Jacksonville, Florida in the normal course of business. Rent expense for 1994 was $283,000. There was no rental expense for 1993 or 1992. The following is a schedule of future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at October 31, 1994:

                    1995           $ 1,522,000
                    1996             1,424,000
                    1997             1,386,000
                    1998               482,000
                    1999               390,000
                    Thereafter       1,243,000
                                     ---------
                                   $ 6,447,000
                                     =========

Pending Litigation

The Company is defending or prosecuting five complex lawsuits involving Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and various parties related to him. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a
director of the Company.  The   five cases in which the Company is a party
are as follows:

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


     A suit by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, against the Company, one of its officers and one of its directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of the Company's former
     Ft. Lauderdale headquarters.   The Company has vacated the building,
     ceased making payments related to the Ft. Lauderdale lease and has filed counterclaims. The court has denied motions to dismiss filed by both Peter Halmos and the Company. In May 1994, the court dismissed Peter Halmos' amended counterclaim for breach of contract for indemnity and intentional infliction of emotional distress but gave leave to amend. In June 1994 Peter Halmos filed a second amended counterclaim purporting to state claims for intentional infliction of emotional distress, fraud and negligent misrepresentation and declaratory judgment based on alleged breach of contract for indemnity or, in the alternative, promissory estoppel, related to indemnification of legal expenses in this lawsuit. The Company's motion to dismiss the second amended counterclaim was denied, and it has filed an answer to the second amended counterclaim. Discovery is proceeding. No trial date has yet been set.

     A suit which seeks monetary damages and certain equitable relief filed by the Company in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled the Company, breached his fiduciary duties to the Company, and misappropriated material non-public information to make $48 million in profits on sales of Company stock. Discovery is proceeding. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims are made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. The Company's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994.

     A suit by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against the Company, one of its officers and three of its directors in United States District Court in the Southern District of Florida, in September 1994, seeking monetary damages and certain equitable relief purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. On December 9, 1994 the Company and its directors moved to dismiss the lawsuit.

     A suit by Peter Halmos, as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc., individually and James L. Binder as custodian for Elizabeth Binder; Edward Dubois; Sheila Ann Dubois, as personal representative of the Estate of Winifred Dubois; G. Neal Goolsby, John E. Masters, individually and as custodian for Gregory Halmos and Nicholas Halmos; and J.B. McKinney on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of its directors in the United States District Court for the Southern District of Florida in December 1994. This litigation seeks monetary damages and certain equitable relief and involves claims by a putative class of sellers of SafeCard stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCard's investor relations program. Peter Halmos has filed individual claims in connection with the sale of stock by the
     two trusts controlled by him.  The Company   intends to  file an
     appropriate response to the complaint.

The Company believes that it has proper and meritorious defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of the Peter Halmos-related litigation could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition.

During 1994, the Company recognized $4,257,000 in other income from the settlement of two lawsuits. The Company is involved in certain other claims and litigation which are not considered material to the operations of the Company.

15.  Statement Of Cash Flows

The following is a reconciliation of net earnings to net cash provided by operating activities:

Year ended October 31,                  1994           1993           1992

Net Earnings                       $20,021,000    $31,477,000    $22,498,000
Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
  Cumulative effect of change
     in accounting for income
     taxes                         (2,000,000)
  Depreciation                      1,197,000         864,000        769,000

  Amortization of excess of cost
   over fair value of net
   assets acquired                    152,000
  Restructuring costs, net          1,978,000
  Income tax expense                6,178,000      10,968,000      6,406,000
  Income taxes paid, net of
     refunds received               3,114,000     (16,161,000)   (18,518,000)
  Restricted stock expense            123,000
  Net decrease (increase) in
     receivables                    3,763,000        (627,000)    (4,427,000)

  Net amortization of bond
     premiums/discounts             5,281,000       5,233,000      2,439,000
  Provision for uncollectible
     accounts and commissions         307,000        (250,000)       137,000
  Billings to subscribers, net    189,925,000     173,769,000    150,495,000
  Amortization of subscribers'
     advance payments to revenue (173,434,000)   (156,600,000)  (146,265,000)
  Expenditures for subscriber
     acquisition costs            (68,029,000)    (63,717,000)   (55,065,000)
  Payment of commissions, net     (52,412,000)    (49,511,000)   (41,024,000)
  Amortization of subscriber
     acquisition costs             56,236,000      51,075,000     46,516,000
  Amortization of commissions      49,745,000      44,173,000     40,312,000
  Net (decrease) increase in
     allowance for cancellations   (1,237,000)      1,306,000        597,000
  Net increase (decrease) in
     accounts payable and
     accrued expenses               7,868,000      (2,459,000)    15,680,000
  Gains on sales of investment
     securities, net                 (593,000)     (1,277,000)    (1,011,000)
  (Gain) loss on sale/disposition
     of equipment                     (12,000)       (117,000)       271,000
  Net (increase) decrease in
     other assets                  (1,125,000)        699,000       (638,000)
                                  -----------     -----------    -----------
Net cash provided by
     operating activities        $ 47,046,000    $ 28,845,000   $ 19,172,000
                                  ===========     ===========    ===========

16.  Unaudited Quarterly Financial Data

                                                  Quarters Ended

1994                          January 31     April 30       July 31        October 31
Subscription revenue, net     $41,391,000    $42,555,000    $44,169,000    $45,319,000
Gross profit                  $15,954,000    $16,573,000    $17,268,000    $17,658,000
Earnings before cumulative
effect of change in accounting
for income taxes              $ 6,444,000    $ 3,804,000    $ 6,635,000    $ 1,138,000
Net earnings (A)              $ 8,444,000    $ 3,804,000    $ 6,635,000    $ 1,138,000
Earnings per share before
 cumulative effect of change
 in accounting for income taxes      $.24           $.14           $.23           $.04
Net earnings per share (A)           $.31           $.14           $.23           $.04
Weighted average number
 of common and common
 equivalent shares             27,608,000     27,761,000     28,768,000     29,229,000
Subscribers at period end      12,229,000     12,635,000     12,876,000     13,105,000


          Quarters Ended

1993                          January 31     April 30       July 31        October 31

Subscription revenue, net     $37,570,000    $39,116,000    $39,717,000    $40,197,000
Gross profit                  $15,409,000    $15,334,000    $15,392,000    $15,217,000
Net earnings                  $ 8,896,000    $ 8,528,000    $ 7,492,000    $ 6,561,000
Earnings per share                   $.30           $.29           $.27           $.24
Weighted average number
 of common and common
 equivalent shares             29,312,000     29,360,000     27,814,000     27,465,000
Subscribers at period end      11,940,000     11,928,000     11,825,000     12,043,000


(A) The first quarter of 1994 includes a $2,000,000 positive effect on net earnings from a change in the Company's method of accounting for income taxes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE


                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item with regard to Directors and Executive Officers who are also Directors is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders.

     Other Executive Officer information is as follows:

NAME                     POSITION                                        AGE

John R. Birk             President and Chief Operating Officer,           43
                         from January 1, 1995 to present; President and Chief Executive Officer of Wright Express
                         Corporation, from August 1992 to December
                         1994; President and Chief Operating Officer of Advo, Inc., the nation's largest direct mail marketing company, from February 1989 to April 1992; Executive Vice President &
                         Chief Operating Officer of Advo, Inc., from
                         September 1988  to February 1989.

G. Thomas Frankland      Vice Chairman and Chief Financial Officer,        48
                         from May 1994 to present; Partner of Price
                         Waterhouse, independent public accountants, from July 1980 to April 1994.

Robert M. Frechette      Executive Vice President - Sales, from            55
                         April 1994 to present;  Senior Vice
                         President - U. S. Acceptance Group of
                         MasterCard International, from 1991 to
                         1994; Vice President  - General
                         Merchandise Manager of Montgomery Ward
                         from 1987 to 1991.

Susan R. Gottesmann      Senior Vice President - Human Resources,          49
                         from March 1994 to present; Vice President of Human Resources and Public Affairs of
                         American Express, from 1988  to February 1994.

Richard M. Interdonato   Executive Vice President - Operations,            46
                         from April 1994 to present; President
                         of Intec International, Inc., manufacturer of specialty lubricants from January 1993 to March 1994; Senior Vice President of
                         American Express managing the Optima Card
                         Operations Center, from 1987 to 1992.

Marc F. Joseph           Senior Vice President - Law, from February        36
                         1994 to present;  Senior Vice President -
                         General Counsel of Merrill Lynch Credit
                         Corporation, from September 1989 to
                         February 1994.

Francis J. Marino        Vice Chairman, from February 1994 to              51
                         present; Senior member of the law firm
                         of Mahoney Adams & Criser, P. A.,
                         from January 1990 to January 1994.

Donelyn N. Merritt, Jr.  Senior Vice President - Corporate                 39
                         Development & Strategy, from May 1994
                         to present; Principal of a private
                         consulting firm primarily concentrating on strategy development and implementation, from 1986 to May 1994; Consultant with Boston
                         Consulting Group, a strategic consulting firm, from 1983 to 1986.

Dorothy S. Schechter     Executive Vice President - Marketing,             42
                         from January 1994 to  present; Senior
                         Vice President of Card Product Marketing for AT&T Universal Card Services, from
                         October 1989 to January 1994; Vice President of Mellon Bank, from October 1989 to June 1980.

Harry Strauss            Executive Vice President - Information            54
                         Technology, from July  1994 to present;
                         Principle of Microtec Planning, a technical and management consulting firm, from 1980 to June 1994.

David C. Thompson        Senior Vice President & Controller,               39
                         from June 1994 to present; Vice President and Chief Financial Officer of the bank card division of Fidelity Investments, from February 1992 to June 1994;
                         Vice President and Controller for a
                         regional operating center of American
                         Express, from October 1988 to February 1992.




Item 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders.



                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Certain of the agreements listed below are the subject of litigation with Peter Halmos and parties related to him.

(a)1.     Financial Statements

          The Consolidated Financial Statements and Notes thereto required by
Item 8 are listed in the Index set forth in Item 8. Financial Statements and Supplementary Data.

(a)2.     Financial Statement Schedules

          The Financial Statement Schedules required by Item 8 are listed in
the Index set forth in Item 8.   Financial Statements and Supplementary Data.

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

          3(e) SafeCard Services, Incorporated By-Laws as amended through December 31, 1994.




               Management Contracts and Compensatory Plans

          10(a)     Form of Non-Qualified Stock Option Agreement dated August
30, 1989 between the Company and an outside director, incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1989.

          10(b)     Form of Non-Qualified Stock Option Agreement dated
October 16, 1991 between the Company and an outside director, incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(c)     Form of Non-Qualified 1991 Employee Stock Option Plan
dated October 16, 1991 between the Company and twenty key employees, incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(d)     Board of Directors' Resolution dated December 6, 1991
establishing a non-employee director retirement plan, incorporated by reference to Exhibit 10(s) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(e)     Indemnification Agreements for certain of the Company's
Directors dated October 2, 1992 incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1992.

          10(f)     Indemnification Agreements for two of the Company's
Directors dated February 11, 1993 and September 1, 1993, incorporated by reference to Exhibit 10(ai) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1993.

          10(g)     Forms of Non-Qualified Stock Option Agreements dated
February 11, 1993 and September 1, 1993 between the Company and two outside directors, incorporated by reference to Exhibit 10(aj) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1993.

          10(h)     1994 Long Term Stock-Based Incentive Plan, incorporated
by reference to the  Company's 1993 definitive proxy statement.

          10(i)     Second Amendment to the 1994 Long Term Stock-Based
Incentive Plan.

          10(j)     Employment Agreement, effective as of December 1, 1993,
between the Company and Paul G. Kahn, incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K filed on December 6, 1993.

          10(k)     Employment Agreement, effective as of February 1, 1994,
between the Company and Francis J. Marino, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994.

          10(l)     Amendment to Exhibit 3 of the Employment Agreement,
effective as of February 1,  1994, between the Company and Francis J. Marino.

          10(m)     Employment Agreement as of May 2, 1994, between the
Company and G. Thomas Frankland, incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report for its fiscal quarter ended April 30, 1994.

          10(n)     Amendment to Exhibit 3 of the Employment Agreement,
effective as of May 2, 1994,  between the Company and G. Thomas Frankland.

          10(o)     Indemnification Agreement as of April 7, 1994, between
the Company and one outside director, incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report for its fiscal quarter ended April 30, 1994.

          10(p)     Non-Qualified Stock Option Agreement as of April 7, 1994,
between the Company and  one outside director, incorporated by reference to
Exhibit 10(c) of the Company's Quarterly Report for its fiscal quarter ended April 30, 1994.

          10(q)     Employment Agreement, effective as of September 14, 1994,
between the Company and John R. Birk.

          10(r)     Amendment, effective as of January 1, 1995, to Employment
Agreement, between the  Company and John R. Birk.

          10(s)     Executive Deferred Compensation Plan.

          10(t)     Form of Executive Agreement between the Company and
certain senior officers.

          10(u)     Form of Non-Qualified Stock Option Agreement under the
1994 Long Term Stock-Based Incentive Plan between the Company and certain officers of the Company.

Other Material Contracts

          10(v)     Termination Agreement dated as of May 26, 1994 between
the Company and Steven J. Halmos and Recission Agreement made and entered into as of June 9, 1994 between the Company and Steven J. Halmos, incorporated by reference to Exhibit 10(e) from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994.

          10(w)     Agreement with Citicorp (South Dakota), N.A., effective
January 1, 1989, incorporated by reference to the Company's Form 8 Amendment No. 3, dated November 10, 1989, to its Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1989.

          10(x)     Second Amendment to Agreement with Citicorp (South
Dakota), N.A. dated March 31, 1992 incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 1992.

          10(y)     Third Amendment to the Agreement with Citibank (South
Dakota), N.A., dated August 30, 1993, incorporated by reference to Exhibit 10(ah) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1993.

          10(z)     Agreement with Peter Halmos, dated November 1, 1988,
regarding a marketing license for credit information services, incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K, for its fiscal year ended October 31, 1988.

          10(aa)    First Amendment to Agreement, dated January 25, 1991,
regarding marketing license for credit information services, incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1990.

          10(ab)    Letter Agreement dated January 27, 1992, between
CreditLine Corporation and the Company, incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(ac)    Confirmation Agreement between Peter Halmos, High Plains
Capital Corporation, CreditLine Corporation and the Company dated January 27, 1992, incorporated by reference to Exhibit 10(r) of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

          10(ad)    Public Relations Consulting Agreement dated October 25,
1994 between the  Dilenschneider Group, Inc. and the Company.

          10(ae)    Special Projects Public Relations Consulting Agreement
dated December 14, 1994  between the Company and the Dilenschneider Group,
Inc.
.
          11(a)     Computation of Primary Earnings Per Share.

          11(b)     Computation of Fully Diluted Earnings Per Share.

          22   Subsidiaries of the Registrant.

          23   Consent of Independent Accountants to incorporation by
reference of their report in Prospectuses constituting part of Registration Statements on Forms S-3 and S-8.

          24   Powers of Attorney.

          27   Financial Data Schedule


(b)  Reports on Form 8-K

          (b)1 Announcement of the completion of the acquisition of Wright Express Corporation of South Portland, Maine dated September 29, 1994.


     SAFECARD SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE VIII
     VALUATION AND QUALIFYING ACCOUNTS

                                                            Additions
                                                   -------------------------------
                                    Balance        Charged to          Charged to                          Balance
                                 at beginning      costs and              other                           at end of
Description                       of period         expenses            accounts       Deductions          period
Reserves deducted
   from assets to which
   they apply:

 Year ended October 31, 1994

 Accounts receivable                $150,000           $307,000       $1,138,000 a                       $1,595,000
 Deferred commissions                297,000                                                                297,000
 Allowance for cancellations       8,893,000                          37,810,000 d   $(39,047,000) e      7,656,000
 Unrealized loss on securities
   available for sale                                                    607,000 b                          607,000

 Year ended October 31, 1993

 Accounts receivable                 350,000                                             (200,000)c         150,000
 Deferred commissions                347,000                                              (50,000)c         297,000
 Allowance for cancellations       7,587,000                          35,529,000 d    (34,223,000)e       8,893,000

 Year ended October 31, 1992

 Accounts receivable                 296,000            137,000                           (83,000)f         350,000
 Deferred commissions                350,000                                               (3,000)f         347,000
 Deferred subscriber
   acquisition costs                 800,000                                             (800,000)g
 Allowance for cancellations       6,990,000                          22,830,000 d    (22,233,000)e       7,587,000




 (a) Balance recorded in the acquisition of Wright Express.
 (b) Adjustment to record securities available for sale portfolio at market value in accordance with FAS 115.
(c) Reversal of uncollectible accounts receivable or commissions reserves.
(d) Charged to balance sheet accounts "Deferred subscriber acquisition - commission" and "Subscriber advance payments."
(e) Charges for refunds upon subscriber cancellations.
(f) Uncollectible accounts receivable or commissions written-off.
(g) Reserve balance written-off against deferred subscriber acquisition cost balance.





                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SAFECARD SERVICES, INCORPORATED


                                    By:   PAUL G. KAHN
                                       --------------------------------
                                          Paul G. Kahn
                                          Chairman and Chief Executive
                                          Officer

January 16, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                Signature                     Title

January 16, 1995    PAUL G. KAHN                 Director, Chairman and
                    ------------------           Chief Executive Officer
                    Paul G. Kahn


January 16, 1995           *                     Director
                    --------------------
                    William T. Bacon, Jr.

January 16, 1995           *                     Director
                    --------------------
                    Marshall L. Burman


January 16, 1995           *                     Director
                    ------------------------
                    Robert L. Dilenschneider

January 16, 1995           *                     Director
                    ------------------------
                    Eugene Miller


January 16, 1995           *                     Director
                    ----------------------
                    Thomas F. Petway, III


January 16, 1995    G. THOMAS FRANKLAND       Vice Chairman and
                    -------------------       Chief Financial Officer
                    G. Thomas Frankland       (Principal Financial and
                                              Accounting Officer)

January 16, 1995    G. THOMAS FRANKLAND
                    -------------------
                    G. Thomas Frankland
                     * Attorney in Fact

     By signing his name hereto, G. Thomas Frankland, does sign this document on behalf of each of the persons indicated by an asterisk above, pursuant to Powers of Attorney duly executed by such persons and filed with the Securities and Exchange Commission herewith


Exhibit Index

Exhibit                                      Page Numbers

3(a) SafeCard Services, Incorporated's       Incorporated by reference to
Certificate of Incorporation                 Exhibit 3(a) of the Company's
                                             Annual Report on Form 10-K for
                                             its fiscal year ended October
                                             31, 1992.


3(b) SafeCard Services, Incorporated's       Incorporated by reference to
Certificate of Amendment of                  Exhibit 3(g) of the Company's
Certificate of Incorporation, as             Annual Report on Form 10-k filed
with the Secretary of State                  for its fiscal year ended
of Delaware, Division of Corporations        October 31, 1987.
on August 20, 1987.


3(c) SafeCard Services Insurance             Incorporated by reference to
Company's Certificate of Incorporation.      Exhibit 3(e) of the Company's
                                             Annual Report on Form 10-K for
                                             its fiscal year ended October
                                             31, 1987.

3(d) SafeCard Services Insurance             Incorporated by reference to
Company's By-Laws.                           Exhibit 3(f) of the Company's
                                             Annual Report on Form 10-K for
                                             its fiscal year ended October
                                             31, 1987.

3(e) SafeCard Services, Incorporated                   60 - 71
By-Laws as amended through December
31, 1994.


Management Contracts and Compensatory Plans


10(a) Form of Non-Qualified Stock            Incorporated by reference to
Option Agreement dated August 30,            Exhibit 10(a) of the Company's
1989 between the Company and an              Quarterly Report on Form 10-Q
outside director.                            for its fiscal quarter ended
                                             July 31, 1989.

10(b) Form of Non-Qualified Stock            Incorporated by reference to
Option Agreement dated October 16,           Exhibit 10(n) of the Company's
1991 between the Company and an              Annual Report on Form 10-K for
outside director.                            its fiscal year ended October
                                             31, 1991.

10(c) Form of Non-Qualified 1991             Incorporated by reference to
Employee Stock Option Plan dated             Exhibit 10(o) of the Company's
October 16, 1991 between the Company         Annual Report on Form 10-K for
and twenty key employees.                    its fiscal year ended October
                                             31, 1991.

10(d) Board of Directors' Resolution         Incorporated by reference to
dated December 6, 1991 establishing          Exhibit 10(s) of the Company's
a non-employee director retirement plan.     Annual Report on Form 10-K for
                                             its fiscal year ended October
                                             31, 1991.

10(e) Indemnification Agreements for         Incorporated by reference to
certain of the Company's Directors           Exhibit 10(x) to the Company's
dated October 2, 1992.                       Annual Report on Form 10-K for
                                             its fiscal year ended October
                                             31, 1992.


10(f) Indemnification Agreements             Incorporated by reference to
for two of the Company's Directors           Exhibit 10(ai) of the Company's
dated February 11, 1993 and September        Annual Report on Form 10-K for
1, 1993.                                     its fiscal year ended October
                                             31, 1993.




10(g) Forms of Non-Qualified Stock           Incorporated by reference to
Option Agreements dated February             Exhibit 10(aj) of the Company's
11, 1993 and September 1, 1993               Annual Report on Form 10-K for
between the Company and two                  its fiscal year ended October
outside directors.                           31, 1993.


10(h) 1994 Long Term Stock-Based             Incorporated by reference to the
Incentive Plan.                              Company's 1993 definitive proxy
                                             statement.


10(i) Second Amendment to the                          72
1994 Long Term  Stock-Based
Incentive Plan.


10(j) Employment Agreement,                  Incorporated by reference to
effective as of  December 1, 1993,           Exhibit 1 of the Company's
between the Company and Paul G. Kahn.        Current Report on Form 8-K filed
                                             on December 6, 1993.


10(k) Employment Agreement, effective        Incorporated by reference to the
as of February 1, 1994, between the          Company's Quarterly Report on
Company and Francis J. Marino.               Form 10-Q for the fiscal quarter
                                             ended January 31, 1994.



10(l) Amendment to Exhibit 3 of the                    73 - 78
Employment Agreement, effective as
of February 1, 1994, between the
Company and Francis J. Marino.


10(m) Employment Agreement as of             Incorporated by reference to
May 2, 1994, between the Company             Exhibit 10(a) of the Company's
and G. Thomas Frankland.                     Quarterly Report for its fiscal
                                             quarter ended April 30, 1994.

10(n) Amendment to Exhibit 3 of the                    79 - 84
Employment Agreement, effective as
of May 2, 1994, between the Company
and G. Thomas Frankland.


10(o) Indemnification Agreement as of        Incorporated by reference to
April 7, 1994, between the Company           Exhibit 10(b) of the Company's
and one outside director.                    Quarterly Report for its fiscal
                                             quarter ended April 30, 1994.



10(p) Non-Qualified Stock Option             Incorporated by reference to
Agreement as of April 7, 1994, between       Exhibit 10(c) of the Company's
the Company and one outside director.        Quarterly Report for its fiscal
                                             quarter ended April 30, 1994.


10(q) Employment Agreement, effective                  85 - 125
as of September 14, 1995, between the
Company and John R. Birk.


10(r) Amendment, effective as of                       126 - 135
January 1, 1995, to Employment
Agreement, between the Company and
John R. Birk.


10(s) Executive Deferred Compensation Plan.            136 - 146


10(t) Form of Executive Agreement between              147 - 157
the Company and certain senior officers.


10(u) Form of Non-Qualified Stock                      158 - 163
Option Agreement under the 1994 Long
Term Stock-Based Incentive Plan between
the Company and certain officers
of the Company.


Other Material Contracts


10(v) Termination Agreement dated as         Incorporated by reference
of May 26, 1994 between the Company          to Exhibit 10(e) from the
and Steven J. Halmos and Recission           Company's Quarterly Report
Agreement made and entered into as           on Form 10-Q for the fiscal
of June 9, 1994 between the Company          quarter ended July 31,1994.
and Steven J. Halmos.


10(w) Agreement with Citicorp (South         Incorporated by reference to the
Dakota), N.A., effective January 1, 1989.    Company's Form 8 Amendment No.
                                             3, dated November 10, 1989, to
                                             its Quarterly Report on Form
                                             10-Q for its fiscal quarter
                                             ended April 30, 1989.


10(x) Second Amendment to Agreement          Incorporated by reference to
with Citicorp (South Dakota), N.A.           Exhibit 10(b) to the Company's
dated March 31, 1992.                        Quarterly Report on Form 10-Q
                                             for its fiscal quarter ended
                                             April 30, 1992.


10(y) Third Amendment to the Agreement       Incorporated by reference to
with Citibank (South Dakota), N.A.,          Exhibit 10(ah) of the Company's
dated August 30, 1993.                       Annual Report on Form 10-K for
                                             its fiscal year ended October
                                             31, 1993.


10(z) Agreement with Peter Halmos,           Incorporated by reference to
dated November 1, 1988, regarding            Exhibit 10(e) of the Company's
a marketing license for credit               Annual Report on Form 10-K, for
information services.                        its fiscal year ended October
                                             31, 1988.


10(aa) First Amendment to Agreement,         Incorporated by reference to
dated January  25, 1991, regarding           Exhibit 10(m) of the Company's
marketing license for credit                 Annual Report on Form 10-K for
information services.                        its fiscal year ended October
                                             31, 1990.


10(ab) Letter Agreement dated                Incorporated by reference to
January 27, 1992, between CreditLine         Exhibit 10(q) of the Company's
Corporation and the Company.                 Annual Report on Form 10-K for
                                             its fiscal year ended October
                                             31, 1991.


10(ac) Confirmation Agreement                Incorporated by reference to
between Peter Halmos, High Plains            Exhibit 10(r) of the Company's
Capital Corporation, CreditLine              Annual Report on Form 10-K
Corporation and the Company dated            for its fiscal year ended
January 27, 1992.                            October 31, 1991.


10(ad) Public Relations Consulting                     164 - 169
Agreement dated October 25, 1994
between the Dilenschneider Group,
Inc. and the Company.


10(ae) Special Projects Public                         170 - 172
Relations Consulting Agreement dated
December 14, 1994 between the Company
and the Dilenschneider Group, Inc.


11(a)Computation of Primary                            173
Earnings Per Share.



11(b) Computation of Fully Diluted                     174
Earnings Per Share.


22 Subsidiaries of the Registrant                      175


23 Consent of Independent Accountants to               176
incorporation by reference of their report in Prospectuses constituting part of Registration
Statements on Forms S-3 and S-8.


24 Powers of Attorney                                  177 - 181


27 Financial Data Schedule                             182






                                     EXHIBITS

















                                PAGE LEFT BLANK