Form 10-K/A
period 1994-10-31
SAFECARD SERVICES INC
filed 1995-02-10
CIK 86103

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

                   Documents Incorporated By Reference
                   -----------------------------------

Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.



                                PART IV
                                -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------  ---------------------------------------------------------------

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

          10(ad)    Public Relations Consulting Agreement dated October 25,
1994 between the  Dilenschneider Group, Inc. and the Company.

          10(ae)    Special Projects Public Relations Consulting Agreement
dated December 14, 1994  between the Company and the Dilenschneider Group,
Inc.*

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

          24        Powers of Attorney.

          27        Financial Data Schedule

(b)  Reports on Form 8-K

          (b)1 Announcement of the completion of the acquisition of Wright Express Corporation of South Portland, Maine dated September 29, 1994.


* Portions of exhibit 10(ae) have been omitted and filed separately with the Commission pursuant to a confidential treatment request.




                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SAFECARD SERVICES, INCORPORATED





                              By:    FRANCIS J. MARINO
                                  ------------------------
                                     Francis J. Marino
                                     Vice Chairman




February 9, 1995





                          Exhibit Index

Exhibit                                             Page Numbers
- -------                                             ------------

3(a) SafeCard Services, Incorporated's      Incorporated by reference to
Certificate of Incorporation.               Exhibit 3(a) of the Company's
                                            Annual Report on Form 10-K for
                                            its fiscal year ended October 31,
                                            1992.

3(b)SafeCard Services, Incorporated's       Incorporated by reference to
Certificate of Amendment of Certificate     Exhibit 3(g) of the Company's
of Incorporation, as filed with the         Annual Report on Form 10-K for
Secretary of State of Delaware, Division    its fiscal year ended October 31,
of Corporations on August 20, 1987.         1987.

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
                                            1987.

3(e) SafeCard Services, Incorporated
By-Laws as amended through December                    60 - 71
31, 1994.


Management Contracts and Compensatory Plans


10(a) Form of Non-Qualified Stock Option    Incorporated by reference to
Agreement dated August 30, 1989 between     Exhibit 10(a) of the Company's
the Company and an outside director.        Quarterly Report on Form 10-Q for
                                            its fiscal quarter ended July 31,
                                            1989.

10(b) Form of Non-Qualified Stock Option    Incorporated by reference to
Agreement dated October 16, 1991 between    Exhibit 10(n) of the Company's
the Company and an outside director.        Annual Report on Form 10-K for
                                            its fiscal year ended October 31,
                                            1991.

10(c) Form of Non-Qualified 1991 Employee   Incorporated by reference to
Stock Option Plan dated October 16, 1991    Exhibit 10(o) of the Company's
between the Company and twenty key          Annual Report on Form 10-K for
employees.                                  its fiscal year ended October 31,
                                            1991.

10(d) Board of Directors' Resolution        Incorporated by reference to
dated December 6, 1991 establishing a       Exhibit 10(s) of the Company's
non-employee director retirement plan.      Annual Report on Form 10-K for
                                            its fiscal year ended October 31,
                                            1991.

10(e) Indemnification Agreements for        Incorporated by reference to
certain of the Company's Directors          Exhibit 10(x) to the Company's
dated October 2, 1992.                      Annual Report on Form 10-K for
                                            its fiscal year ended October 31,
                                            1992.

                            Exhibit Index

Exhibit                                               Page Numbers
- -------                                               ------------

10(f) Indemnification Agreements for        Incorporated by reference to
two of the Company's Directors dated        Exhibit 10(ai) of the Company's
February 11, 1993 and September 1, 1993.    Annual Report on Form 10-K for
                                            its fiscal year ended October 31,
                                            1993.


10(g) Forms of Non-Qualified Stock Option   Incorporated by reference to
Agreements dated February 11, 1993 and      Exhibit 10(aj) of the Company's
September 1, 1993 between the Company and   Annual Report on Form 10-K for
two outside directors.                      its fiscal year ended October 31,
                                            1993.

10(h) 1994 Long Term Stock-Based            Incorporated by reference to the
Incentive Plan.                             Company's 1993 definitive proxy
                                            statement.

10(i) Second Amendment to the 1994 Long                  72
Term Stock-Based Incentive Plan.

10(j) Employment Agreement, effective as    Incorporated by reference to
of December 1, 1993, between the Company    Exhibit 1 of the Company's
and Paul G. Kahn.                           Current Report on Form 8-K filed
                                            on December 6, 1993.

10(k) Employment Agreement, effective as    Incorporated by reference to the
of February 1, 1994, between the Company    Company's Quarterly Report on
and Francis J. Marino.                      Form 10-Q for the fiscal quarter
                                            ended January 31, 1994.

10(l) Amendment to Exhibit 3 of the
Employment Agreement, effective as of                   73 - 78
February 1, 1994, between the Company
and Francis J. Marino.

10(m) Employment Agreement as of May 2,     Incorporated by reference to
1994, between the Company and G. Thomas     Exhibit 10(a) of the Company's
Frankland.                                  Quarterly Report for its fiscal
                                            quarter ended April 30, 1994.

10(n) Amendment to Exhibit 3 of the
Employment Agreement, effective as of                  79 - 84
May 2, 1994, between the Company and
G. Thomas Frankland.

10(o) Indemnification Agreement as of       Incorporated by reference to
April 7, 1994, between the Company and      Exhibit 10(b) of the Company's
one outside director.                       Quarterly Report for its fiscal
                                            quarter ended April 30, 1994.

10(p) Non-Qualified Stock Option            Incorporated by reference to
Agreement as of April 7, 1994, between      Exhibit 10(c) of the Company's
the Company and one outside director.       Quarterly Report for its fiscal
                                            quarter ended April 30, 1994.


                               Exhibit Index

Exhibit                                              Page Numbers
- -------                                              ------------

10(q) Employment Agreement, effective
as of September 14, 1995, between the                    85 - 125
Company and John R. Birk.

10(r) Amendment, effective as of
January 1, 1995, to Employment Agreement,               126 - 135
between the Company and John R. Birk.

10(s) Executive Deferred Compensation Plan.             136 - 146

10(t) Form of Executive Agreement between               147 - 157
the Company and certain senior officers.

10(u) Form of Non-Qualified Stock Option
Agreement under the 1994 Long Term Stock                158 - 163
- -Based Incentive Plan between the Company and certain officers of the Company.

Other Material Contracts

10(v) Termination Agreement dated as of     Incorporated by reference to
May 26, 1994 between the Company and        Exhibit 10(e) from the Company's
Steven J. Halmos and Recission Agreement    Quarterly Report on Form 10-Q for
made and entered into as of June 9, 1994    the fiscal quarter ended July 31,
between the Company and Steven J. Halmos.   1994.

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
                                            1993.


                                Exhibit Index

Exhibit                                                Page Numbers
- -------                                                ------------

10(z) Agreement with Peter Halmos,          Incorporated by reference to
dated November 1, 1988, regarding a         Exhibit 10(e) of the Company's
marketing license for credit information    Annual Report on Form 10-K, for
services.                                   its fiscal year ended October 31,
                                            1988.

10(aa) First Amendment to Agreement,        Incorporated by reference to
dated January 25, 1991, regarding           Exhibit 10(m) of the Company's
marketing license for credit information    Annual Report on Form 10-K for
services.                                   its fiscal year ended October 31,
                                            1990.

10(ab) Letter Agreement dated January       Incorporated by reference to
27, 1992, between CreditLine Corporation    Exhibit 10(q) of the Company's
and the Company.                            Annual Report on Form 10-K for
                                            its fiscal year ended October 31,
                                            1991.

10(ac) Confirmation Agreement between       Incorporated by reference to
Peter Halmos, High Plains Capital           Exhibit 10(r) of the Company's
Corporation, CreditLine Corporation         Annual Report on Form 10-K for
and the Company dated January 27, 1992.     its fiscal year ended October 31,
                                            1991.

10(ad) Public Relations Consulting
Agreement dated October 25, 1994 between                164 - 169
the Dilenschneider Group, Inc.
and the Company.

10(ae) Special Projects Public Relations
Consulting Agreement dated December 14,                  170 - 172
1994 between the Company and the
Dilenschneider Group, Inc.*

11(a) Computation of Primary Earnings                     173
Per Share.

11(b) Computation of Fully Diluted                        174
Earnings Per Share.

22 Subsidiaries of the Registrant                         175

23 Consent of Independent Accountants to
incorporation by reference of their report in             176
Prospectuses constituting part of Registration
Statements on Forms S-3 and S-8.

24 Powers of Attorney                                  177 - 181

27 Financial Data Schedule                                182


* Portions of exhibit 10(ae) have been omitted and filed separately with the Commission pursuant to a confidential treatment request.