Form 10-Q
period 1994-12-31
SAFECARD SERVICES INC
filed 1995-02-14
CIK 86103

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                              FORM 10-Q


           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM NOVEMBER 1, 1994
                         TO DECEMBER 31, 1994

                     Commission File No. 1-10411
                                         -------

                   SAFECARD SERVICES, INCORPORATED
                   -------------------------------
       (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                       13-2650534
- ------------------------------    ------------------------------------
(State or Other Jurisdiction of (I.R.S. Employer Identification number) Incorporation or Organization)


3001 E. PERSHING BLVD., CHEYENNE, WYOMING                       82001
- -----------------------------------------                      -------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:      (307) 771-2700
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


                             Yes   X      No
                                 ----        ----

Common Stock, $.01 Par Value
- ----------------------------

Outstanding at February 10, 1995                   28,937,599 Shares


                       Total Number of Pages  23
                                             ---



                    SAFECARD SERVICES, INCORPORATED

                            INDEX TO FORM 10-Q
                    FOR THE TRANSITION PERIOD FROM
                 NOVEMBER 1, 1994 TO DECEMBER 31, 1994


PART I - FINANCIAL INFORMATION                                Page
                                                             ------
Item 1.  Financial Statements
          Consolidated Balance Sheet as of
            December 31, 1994 and October 31, 1994              3
          Consolidated Statement of Earnings for the
           Two Months Ended December 31, 1994 and 1993          4
          Consolidated Statement of Cash Flows for the
            Two Months Ended December 31, 1994 and 1993         5
          Notes to Consolidated Financial Statements            6-10
          Report of Independent Accountants                     11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          12-19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                      19
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K                       19


SIGNATURES                                                      20


















                   PART I.    FINANCIAL INFORMATION
                  -------     ---------------------

ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

                                      DECEMBER 31,     OCTOBER 31,
                                         1994             1994
                                      ------------     -----------
                                       (UNAUDITED)

ASSETS
   Cash and cash equivalents           $   9,315        $  17,921
   Marketable securities                 159,666          166,612
   Receivables, net                       58,337           42,449
   Income taxes receivable                 2,121            2,114
   Deferred subscriber acquisition
     costs and related commissions       131,917          195,397
   Property and equipment, net            23,381           16,410
   Excess of cost over fair value
     of net assets acquired               28,451           28,739
   Deferred income taxes                   5,324
   Other assets                            5,211            2,191
                                          ------          -------
        Total assets                   $ 423,723        $ 471,833
                                         =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                     $ 33,037         $ 30,833
   Accrued expenses                       30,535           24,654
   Subscribers' advance payments         172,065          158,554
   Allowance for cancellations             9,197            7,656
   Deferred income taxes                                   20,751
   Notes payable to bank                  12,083           11,793
                                         -------          -------
         Total liabilities               256,917          254,241
                                         -------          -------
STOCKHOLDERS' EQUITY
   Common stock--authorized 35,000,000
     shares ($.01 par value);34,946,000
     shares issued; 28,933,599 shares
     outstanding                             349              349
   Additional paid-in capital             41,058           41,058
   Retained earnings                     174,066          225,459
   Unrealized loss on securities
     available for sale                                      (607)
                                         -------          -------
                                         215,473          266,259
Less cost of common shares in
   treasury (6,012,401 shares)           (48,667)         (48,667)
                                          ------           ------

        Total stockholders' equity       166,806          217,592
                                         -------          -------
        Total liabilities and
           stockholders' equity        $ 423,723        $ 471,833
                                         =======          =======

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENT OF EARNINGS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                 TWO MONTHS ENDED
                                                    DECEMBER 31,
                                              ----------------------
                                                 1994         1993
                                                ------       ------
                                              (UNAUDITED)
REVENUES
  Subscription revenue, net                    $ 30,375     $ 27,518
  Other operating revenue                         2,915
  Interest income                                 1,394        1,334
  Other income                                       14          280
                                                -------      -------
                                                 34,698       29,132
                                                -------      -------
COSTS AND EXPENSES
  Subscriber acquisition costs                   18,566       16,891
  General, administrative and
    service costs                                16,545        5,762
  Research and product development costs          8,163
  Unrealized loss on marketable securities        1,943
  Effect of change in amortization periods
    for deferred subscriber acquisition
    costs                                        65,500
                                                -------      -------
                                                110,717       22,653
                                                -------      -------
(LOSS) EARNINGS BEFORE INCOME TAXES             (76,019)       6,479
  BENEFIT FROM (PROVISION FOR) INCOME
  TAXES                                          26,075       (1,652)
                                                -------      -------

(LOSS) EARNINGS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING FOR INCOME
  TAXES                                         (49,944)       4,827

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                  2,000
                                                -------      -------

NET (LOSS) EARNINGS                           $ (49,944)     $  6,827
                                                =======       =======

EARNINGS PER SHARE:

(Loss) Earnings before cumulative
  effect of accounting change                 $   (1.70)     $   .18
Cumulative effect of accounting change                           .07
                                                -------       ------
Net (loss) earnings                           $   (1.70)     $   .25
                                                =======       ======
Weighted average number of common
  and common equivalent shares               29,297,000   27,325,000


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
                                               TWO MONTHS ENDED
                                                  DECEMBER 31,
                                            ---------------------
                                              1994          1993
                                             ------        ------
                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net cash received from subscribers        $ 29,833       $ 33,523
  Net cash expended for other
    operating revenue sources                   (196)
  Cash expenditures for subscriber
    acquisition costs, commissions,
    new business development and
    operations                               (37,330)       (31,601)
  Interest received                            3,094          3,627
  Interest paid                                 (146)
  Income tax (payments) refunds, net              (7)           515
                                             -------        -------
  Net cash (used in) provided by
    operating activities                      (4,752)         6,064
                                              ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of investment securities         (12,752)       (18,350)
  Proceeds from sales of investment
    securities                                17,463         15,438
  Proceeds from maturing investment
    securities                                                  710
  Acquisition of property and equipment,
    net                                       (7,406)          (410)
                                              ------         ------
  Net cash used in investing activities       (2,695)        (2,612)
                                              ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings on notes payable to bank        290
  Proceeds from exercise of stock options                        36
  Dividends paid                              (1,449)        (1,207)
  Payments for  purchase of treasury
    shares                                                     (483)
                                              ------         ------
  Net cash used in financing activities       (1,159)        (1,654)
                                              ------         ------
Net (decrease) increase in cash and
  cash equivalents                            (8,606)         1,798
Cash and cash equivalents at beginning
  of period                                   17,921          3,335
                                              ------         ------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                    $  9,315       $  5,133
                                              ======        =======

The accompanying notes are an integral part of these consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of SafeCard Services,Incorporated (the "Company") as of
December 31, 1994 and the results   of its operations and its cash flows for
the two months ended December 31, 1994 and 1993. The accounting policies used in the preparation of these financial statements are consistent with those used in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 except for the change in amortization periods for deferred subscriber acquisition costs described in Note 3. The financial statements contained herein are filed on Form 10-Q for the two months ended December 31, 1994 and 1993 to effect a change in the Company's year end from October 31 to December 31. Results of operations for the two months ended December 31, 1994 are not necessarily indicative of the results to be expected for a full year.

     The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to the issuance of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and should be read in conjunction with the Notes to Consolidated Financial Statements included in the Form 10-K under Item 8. Financial Statements and Supplementary Data.


     Price Waterhouse LLP has made a review, and not an audit, of the unaudited consolidated financial information of the Company for the two month period ended December 31, 1994 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated February 6, 1995, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under
Section 11 does not extend to it.


2.   INVESTMENTS

     On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Investments in Certain Debt and Equity Securities." Upon adoption of FAS 115, the Company classified its securities portfolio, consisting of municipal bonds, as available for sale and disclosed the unrealized loss of $607,000 as a separate component of stockholders' equity. During the two months ended December 31, 1994, the Company experienced further market value declines in its investment portfolio as a result of the increasing interest rate environment. Due to the Company's strategy to redeploy its investment resources into operating assets and in view of the current interest rate environment, the entire investment portfolio has been reclassified as trading account securities at December 31, 1994. Consequently, the net unrealized losses of $1,943,000 previously recognized as an offset to stockholders' equity were charged against earnings for the two months ended December 31, 1994.


3.   SUBSCRIBER ACQUISITION COSTS

     Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct-response" type marketing campaigns and primarily include payments for telemarketing, printing, postage, mailing services, certain direct salaries and other direct costs incurred to acquire new subscribers. These expenditures have historically been deferred and amortized to expense in proportion to expected revenues over the expected subscription periods, including renewal periods (life of subscriber).

     After a general review of the Company's business plans and related accounting practices, the Company's Board of Directors approved a change in the amortization periods for deferred subscriber acquisition costs. In prior periods, subscriber acquisition costs were generally amortized up to 10 years for single year subscriptions and up to 12 years for multi-year subscriptions. These amortization periods represented the estimated life of the subscriber. During the two months ended December 31, 1994, the amortization periods were shortened to 1 year and 3 years for single year and multi-year subscriptions, respectively (initial subscription period without regard for anticipated renewals). The effect of reducing the amortization periods resulted in a one-time, non-cash, pre-tax charge to earnings of $65,500,000 during the two months ended December 31, 1994. The new amortization periods are more conservative and result in a less complex amortization computation than before.


4.   INCOME TAXES

     The Company's effective income tax rate for the two months ended December 31, 1994 and 1993 differs from the applicable statutory rate due to tax-exempt interest received on investments in municipal debt securities and the federal tax benefit of state income taxes. The effective income tax rate for the two months ended December 31, 1994 was based on the estimated effective income tax rate for the tax year ending October 31, 1995. The effective income tax rate for the two months ended December 31, 1993 was based on the effective tax rate reported for the year ended October 31, 1994.



     At December 31, 1994, the Company had a net deferred tax asset of $5,324,000. The deferred tax asset primarily relates to multi-year subscription revenues and the Company's net operating loss carryforward. The net deferred tax asset arose during the two months ended December 31, 1994 primarily as the result of a reduction in the Company's deferred tax liability from the change in amortization periods for deferred subscriber acquisition costs as described in Note 3. Management believes that based on available information, it is more likely than not that the net deferred tax asset will be realized and accordingly a valuation allowance has not been recorded.

     On November 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 resulted in a cumulative credit to earnings of $2,000,000 for the two months ended December 31, 1993.


5.   SUPPLEMENTAL CASH FLOW INFORMATION

     The reconciliation of net earnings to net cash provided by operating activities, as presented in the Consolidated Statement of Cash Flows, is as follows:

Two months ended December 31,                     1994           1993
                                              -----------   -----------
Net (loss) earnings                          $(49,944,000)  $ 6,827,000
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation                                  435,000       141,000
    Amortization of excess of cost over
      fair value of net assets acquired           288,000
    (Benefit from) provision for income
      taxes                                   (26,075,000)    1,652,000
    Income tax (payments) refunds, net             (7,000)      515,000
    Cumulative effect of accounting
      change                                                 (2,000,000)
    Increase in receivables, net              (15,888,000)   (8,289,000)
    Amortization of bond premiums/
      discounts                                   802,000       866,000
    Billings to subscribers, net               43,886,000    40,914,000
    Amortization of subscribers' advance
      payments to revenue                     (30,375,000)  (27,518,000)
    Effect of change in amortization
      periods for deferred subscriber
      acquisition costs                        65,500,000
    Expenditures for subscriber
      acquisition costs                        (8,792,000)   (8,669,000)
    Payment of commissions, net               (11,794,000)  (11,760,000)
    Amortization of subscriber
      acquisition costs                        10,001,000     8,877,000
    Amortization of commissions                 8,565,000     8,014,000
    Increase in allowance for
      cancellations                             1,541,000     2,239,000
    Increase (decrease) in accounts
      payable and accrued expenses              8,085,000    (4,884,000)
    Unrealized loss on marketable
      securities                                1,943,000
    Realized loss (gain) on sale
      ofinvestments                                97,000      (195,000)
    Increase in other assets                   (3,020,000)     (666,000)
                                                ---------      --------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                      $ (4,752,000)  $ 6,064,000
                                                =========     =========


6.   COMMITMENTS AND CONTINGENCIES

     The Company is defending or prosecuting five complex lawsuits involving Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and various parties related to him. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company. The five cases in which the Company is a party are as follows:

     A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for the Company) in April 1993 in Cook County Circuit Court in Illinois against the Company and one of its directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. The Company and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. Again in March 1994, the court granted the motions to dismiss all of the complaints but permitted the plaintiffs to replead which they did in June 1994. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claims regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has stated that he will appeal this ruling. The Company has twenty-eight days to file an answer to the remaining indemnification claims and the claims of Myron Cherry.


     A suit by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, against the Company, one of its officers and one of its directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of the Company's former Ft. Lauderdale headquarters. The Company has vacated the building, ceased making payments related to the Ft. Lauderdale lease and has filed counterclaims. The court has denied motions to dismiss filed by both Peter Halmos and the Company. In May 1994, the court dismissed Peter Halmos' amended counterclaim for breach of contract for indemnity and intentional infliction of emotional distress but gave leave to amend.
     In June 1994 Peter Halmos filed a second amended counterclaim purporting to state claims for intentional infliction of emotional distress, fraud and negligent misrepresentation and declaratory judgment based on alleged breach of contract for indemnity or, in the alternative, promissory estoppel, related to indemnification of legal expenses in this lawsuit. The Company's motion to dismiss the second amended counterclaim was denied, and it has filed an answer to the second amended counterclaim. In January 1995, Peter Halmos requested and received permission to file a third amended counterclaim which was identical in all respects to the second amended counter claim. On January 17, 1995, the Company filed its answer to the third amended counterclaim. Discovery is proceeding. No trial date has yet been set.

      A suit which seeks monetary damages and certain equitable relief filed by the Company in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled the Company, breached his fiduciary duties to the Company, and misappropriated material non-public information to make $48 million in profits on sales of Company stock. Discovery is proceeding. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims were made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. The Company's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994.

      A suit by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against the Company, one of its officers and three of its directors in United States District Court in the Southern District of Florida, in September 1994 purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. On December 9, 1994 the Company and its directors moved to dismiss the lawsuit. A suit by Peter Halmos, as trustee for the Peter
      A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc., individually and James L. Binder as custodian for Elizabeth Binder; Edward Dubois; Sheila Ann Dubois, as personal representative of the Estate of Winifred Dubois; G. Neal Goolsby, John
      E. Masters, individually and as custodian for Gregory Halmos and Nicholas Halmos; and J.B. McKinney on behalf of themselves and all others similarly situated against the Company, one of its officers, one of its former officers and three of its directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of Company stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in the Company's investor relations program. Peter Halmos has filed individual claims in connection with the sale of stock by the two trusts controlled by him. The Company intends to file an appropriate response to the complaint.

       The Company believes that it has proper and meritorious defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of the Peter Halmos-related litigation could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition.


7.   SUBSEQUENT EVENT

     On January 18, 1995, the Company announced that it signed a definitive purchase agreement to acquire substantially all the assets of National Leisure Group, a leading provider of vacation travel packages to credit card companies, retailers and wholesale clubs in the United States for $14,500,000 in cash at closing and up to $5,500,000 in additional consideration (including restricted stock) based on performance and the fulfillment of certain conditions. The acquisition, which will be accounted for under the purchase method, was completed on February 10, 1995.




                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------


To the Board of Directors and Stockholders of SafeCard Services, Incorporated


We have reviewed the accompanying consolidated balance sheet of SafeCard Services, Incorporated as of December 31, 1994, and the related consolidated statements of earnings and of cash flows for the two month period then ended, appearing in the Company's Form 10-Q for the transition period ended December 31, 1994. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 31, 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated December 5, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of October 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet
from which it has been derived.   The comparative interim financial
information for the period ended December 31, 1993 was not reviewed by us.



PRICE WATERHOUSE LLP
Denver, Colorado
February 6, 1995








ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------     -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

     References herein to the years 1994 and 1993 refer to the two month transition period ended December 31.


RESULTS OF OPERATIONS

Subscription Revenue, Net

Two months ended December 31,               1994           1993
                                         -----------   -----------
                                         $30,375,000   $27,518,000

     The Company's subscription revenue is derived from payments by subscribers for its credit card enhancement continuity services and is reported net of an allowance for cancellations. Billings for subscriptions are deferred and amortized to revenue over the related subscription periods.


     Subscription revenue, net increased 10% to $30,375,000 in 1994, compared to $27,518,000 in 1993. This increase was due to a combination of a price increase for certain Hot-Line subscriptions beginning in 1993 and an increase in the number of subscribers to the Company's Hot-Line, Fee Card and CreditLine products.

     Renewal rates for single year Hot-Line subscriptions were 76% and 75% for 1994 and 1993, respectively. Renewal rates for multi-year Hot-Line subscriptions (primarily three year subscriptions) remained constant at 47% for the same periods. Renewal rates for Fee Card subscriptions (primarily marketed as single year subscriptions) were 82% and 81% for 1994 and 1993, respectively. Renewal rates of subscribers are affected by a variety of factors including the mix of subscribers renewing, economic factors, changes in the credit card industry and other factors which may be beyond the Company's control.

     The following table details subscriber activity for the two months ended December 31, 1994 and 1993:

            Beginning      New                            Ending
           Subscribers  Subscribers    Cancellations    Subscribers
           -----------  -----------    -------------    -----------
1994       13,105,000     592,000        (651,000)       13,046,000
1993       12,043,000     768,000        (676,000)       12,135,000

     The decline in subscribers during 1994 was the result of delays in launching certain new marketing campaigns and the reduction in telephone solicitation volumes in other campaigns. In addition, this change partially reflects the normal seasonality of the business.

     New subscribers represent fee-paying subscribers obtained through various marketing channels. Cancellations consist of both voluntary and involuntary membership losses. Voluntary cancellations result from members electing to discontinue their subscriptions. Involuntary cancellations result from the closure of card accounts or other events beyond the Company's control.

     Credit card issuers from time to time may adopt changes in business strategy which may affect the Company. For example, certain card issuer clients have changed the marketing emphasis from multi-year to single year subscriptions. While changes in marketing emphasis may change the mix of products sold, to date the Company has not noted any material impact on earnings as a result of such changes in business strategy. However, future adverse changes in business strategy by credit card issuers could have a material impact on the earnings of the Company.

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


Other Operating Revenue

Two months ended December 31,            1994         1993
                                      ----------    ----------
                                      $2,915,000       ----


     Other operating revenue represents revenues derived from the operations of Wright Express Corporation ("Wright Express"), which was acquired by the Company in September 1994.

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


Interest Income

Two months ended December 31,            1994         1993
                                      ----------   ----------
                                      $1,394,000   $1,334,000

     Interest income increased $60,000 or 5% in 1994 compared to 1993. The increase is primarily due to a decrease in the amount of premium amortization from 1993 to 1994 and an increase in interest rates during 1994.


Other Income

Two months ended December 31,            1994        1993
                                       --------    --------
                                       $14,000     $280,000

     Other income decreased $266,000 or 95% in 1994 compared to 1993. The decrease is mainly due to a decrease in gains on sales of securities.


Subscriber Acquisition Costs

Two months ended December 31,           1994           1993
                                     -----------    -----------
                                     $18,566,000    $16,891,000
As a percentage of
subscription revenue                         61%            61%

     The cost of subscriber acquisition, which represents the amortization of deferred subscriber acquisition costs and commissions, increased $1,675,000 or 10% in 1994 compared to 1993 due to continuing increases in expenditures in recent periods made to acquire new subscribers as well as the timing of
these new marketing campaigns.   These expenditures increased 7% for the
fiscal year ended October 31, 1994 compared to the prior fiscal year (see "Expenditures for Subscriber Acquisition Costs and Commissions"). The relationship of these costs to subscription revenues is dependent on a variety of factors including subscription fees, net response rates (gross enrollments less cancellations), marketing costs and renewal rates. These factors are affected by economic conditions, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies.

     As discussed in Note 3 of Notes to Consolidated Financial Statements under Item 1. Financial Statements, the Company changed the amortization periods for subscriber acquisition costs. For further discussion of the change, see "Effect of Change in Amortization Periods for Deferred Subscriber Acquisition Costs."

     A postal rate increase became effective in January 1995. Since postage represents the largest component of direct mail costs (approximately 50%), this will have a direct impact on the Company by increasing subscriber acquisition costs. The Company is working with its card issuer clients to better target its direct mailings, is considering changes in its mix of direct mailings and is taking other steps to reduce the impact of the postal rate increase.


General, Administrative and Service Costs

Two months ended December 31,           1994          1993
                                     -----------   ----------
                                     $16,545,000   $5,762,000

     General, administrative and service costs increased $10,783,000, or 187%, in 1994 compared to 1993. This increase reflects the continuing investment in Company infrastructure (i.e., personnel and operations) necessary to support the planned growth of the Company and the reorganization of the Company's operations into strategic business units. The operations of Wright Express accounted for $2,403,000 of the increase. Of the remaining increase, personnel costs such as salaries and benefits increased $1,353,000 from 1993 to 1994 and employee relocation cost increased $2,259,000 over the same period. General operating costs increased approximately $2,300,000 in 1994 over 1993. In addition, the Company incurred approximately $1,600,000 more for consulting and other outside services in 1994 compared to 1993.


Research and Product Development Costs

Two months ended December 31,          1994          1993
                                    ----------    ----------
                                    $8,163,000       ----

     As described under "Subscription Revenue, Net," the Company is placing greater emphasis on the development of new products and services and the development of new areas of business. The Company's strategy is to diversify and broaden its scope to become an innovative marketing and services organization operating through multiple strategic business units. While the development of new products and services and the development of new areas of business have not contributed significantly to revenues in 1994, the Company has incurred certain direct expenses in developing these new products and areas of business.

     In 1994 the Company announced a partnership with the PGA TOUR and entered into an exclusive multi-year licensing, marketing and servicing agreement that provides for the Company to assume management of the PGA TOUR Partners program. Under the Company's direction, the PGA TOUR Partners program, which currently has approximately 85,000 members, is expected to be significantly expanded and include access to PGA TOUR events and tournaments and a unique co-branded PGA TOUR credit card. In December 1994, the Company entered into an agreement with SunTrust BankCard, N.A., to issue the co-branded credit card. The Company will be responsible for card marketing, acquisition and servicing while SunTrust will fund the credit card receivables. A significant portion of the research and new product development costs relate to the Company's development of the new Partners program and costs incurred in connection with the issuance of the PGA TOUR credit card in 1995. These costs include the establishment of an operations center and the hiring of new employees.

     The Company's new product and business development, as well as future acquisitions, is concentrated in four market segments: security and convenience, travel and leisure, consumer direct marketing and financial planning and management. The first acquisition under this focus was Wright Express. In February 1995, the Company acquired National Leisure Group, a leading provider of vacation travel packages to credit card companies, retailers and wholesale clubs in the United States. The Company continues to seek additional acquisition candidates which operate within these market segments to complement the Company's long-term strategy. The Company also expects to expand its credit card marketing and services business by partnering with other national brands. However, there is no assurance as to the success of such ventures.


Unrealized Loss on Marketable Securities

Two months ended December 31,          1994           1993
                                    ----------     ----------
                                    $1,943,000       ----

     As discussed in Note 2 of Notes to Consolidated Financial Statements under Item 1. Financial Statements, the Company reclassified its entire securities portfolio from available for sale to a trading account as of December 31, 1994. Trading account securities are required to be stated at market value and all unrealized gains and losses are included in earnings in the current period. Consequently, the net unrealized losses previously recognized as an offset to stockholders' equity of $1,943,000 were charged against 1994 earnings.

     Management has evaluated the Company's current investment portfolio, tax position, liquidity needs and current market conditions and has concluded that a repositioning of the portfolio is warranted. This strategy is consistent with the Company's plans to redeploy its investment resources into operating assets. The planned repositioning will also create greater liquidity and take advantage of higher interest rates now available. When repositioning of the portfolio is complete, management expects that the resulting investments will no longer be classified as trading account securities.


Effect of Change in Amortization Periods for Deferred Subscriber
Acquisition Costs

Two months ended December 31,           1994         1993
                                    -----------  -----------
                                    $65,500,000    ----

     As discussed in Note 3 of Notes to Consolidated Financial Statements under Item 1. Financial Statements, the Company's Board of Directors approved a change in the amortization periods for deferred subscriber acquisition costs as part of a general review of the Company's business plans and related accounting practices. In prior periods, subscriber acquisition costs were generally amortized over 10 years for single year subscriptions and 12 years for multi-year subscriptions, which represented the estimated life of the subscriber. During the two months ended December 31, 1994, the amortization periods were shortened to 1 year and 3 years for single year and multi-year subscriptions, respectively, which represents the initial subscription period.

     The effect of shortening the amortization periods for subscriber acquisition costs was calculated as the difference between deferred subscriber acquisition costs at December 31, 1994 using the previous amortization periods and deferred subscriber acquisition costs at December 31, 1994 determined under the new amortization periods. The effect of reducing the amortization periods resulted in a $65,500,000 pre-tax charge to earnings for the two months ended December 31, 1994. The new amortization periods are more conservative and result in a less complex amortization computation than before.


Benefit from (Provision for)Income Taxes

Two months ended December 31,             1994           1993
                                       ----------     ----------
                                      $26,075,000    $(1,652,000)

     For interim reporting purposes, the Company provides income taxes based upon an estimated effective income tax rate for the tax year containing the interim reporting period. For information regarding the Company's effective income tax rate and deferred income tax assets and liabilities, see Note 4 of Notes to Consolidated Financial Statements under Item 1. Financial Statements.

     Effective November 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting For Income Taxes." The adoption of FAS 109 required a change from the deferred method to the liability method of accounting for income taxes. The impact of the adoption of FAS 109 had a cumulative positive effect on the Company's reported earnings of $2,000,000 in 1993. This positive impact was primarily the result of deferred income taxes being provided in prior periods at tax rates higher than those currently in effect.



LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has generated the cash needed to finance its operations and growth from its earnings. The Company's primary liquidity requirements are to fund subscriber acquisition marketing programs, support the development of new products and services and fund acquisitions. In addition, Wright Express requires resources to fund receivable balances on its fleet credit cards.

     Cash flow used in operating activities was $4,752,000 in 1994 compared to $6,064,000 provided by operating activities in 1993. The decrease in cash flow from operations is principally the result of a $3,690,000 decrease in net cash received from subscribers and a $5,729,000 increase in cash expenditures for subscriber acquisition costs, commissions and operations, including research and product development. The decrease in net cash received from subscribers was caused by the timing of the Company's annual merchandise billings which were mailed one month later in 1994 compared to 1993. The increase in cash expenditures is due to a continued emphasis by the Company on the development and launching of new products and services which will provide a base for future growth. Cash flow from operating activities is expected to increase as these new products and services are introduced. Other changes in cash flows from operating activities are due to the timing of receipt of interest earned and income tax refunds.

     Cash flow used in investing activities was $2,695,000 in 1994 compared to $2,612,000 in 1993. Net acquisitions of property and equipment increased by $6,996,000 in 1994 over 1993, principally due to information technology enhancements and the Company's expansion and renovation of its operations center in Cheyenne, Wyoming. For the two months ended December 31, 1994, approximately $4,600,000 has been expended by the Company on expansion of the operations center. Expenditures through February 1995, the anticipated date of completion, are expected to be approximately $10,000,000. This increase in cash flow used in investing activities was offset by a $6,913,000 increase in net cash provided by investment security transactions.

     Cash flow used in financing activities amounted to $1,159,000 in 1994 compared to $1,654,000 in 1993. The decrease in cash flow used in financing activities related primarily to the repurchase of approximately 37,000 shares of the Company's common stock for $483,000 in 1993. The Company has discontinued its stock repurchase program.

     The Company believes that its cash flow from operations and the Company's cash and investment balances (which totaled $168,981,000, of which $11,900,000 is restricted, as of December 31, 1994) are adequate to meet the Company's current liquidity needs.


Billings to Subscribers, Net

     Net billings were $43,886,000 in 1994 compared to $40,914,000 in 1993.
The 7% increase in 1994 over 1993 was primarily due to the combination of increases in subscribers and subscription fees as discussed in "Subscription Revenue, Net."


Expenditures for Subscriber Acquisition Costs and Commissions

     Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct-response" type marketing campaigns and include payments for telemarketing, printing, postage, mailing services, certain direct salaries and other direct costs incurred to acquire new subscribers. Expenditures for subscriber acquisition costs increased by $123,000, or 1%, in 1994 as compared to 1993.

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

     Commissions paid to credit card issuers were $11,794,000 in 1994 as compared to $11,760,000 in 1993. (See "Billings to Subscribers, Net").


                   PART II.        OTHER INFORMATION
                   --------        -----------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     The Company is defending or prosecuting five complex lawsuits against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. These lawsuits are described in Note 7 of Notes to Consolidated Financial Statements under Item
1. Financial Statements. The Company believes that it has proper and meritorious defenses in these lawsuits which it intends vigorously to pursue. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company, in which the Company is not named as a defendant.

     The Company is involved in certain other claims and litigation which are not considered material to the operations of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

     (a)  Exhibits
          (11)a  Computation of Primary Earnings Per Share
          (11)b  Computation of Fully Diluted Earnings Per Share
          (15)   Letter re Unaudited Interim Financial Information
          (27)   Financial Data Schedule

     (b)  Reports on Form 8-K

          On December 14, 1994, the Company announced that it plans to reorganize into a holding company, adopt a new corporate name, elected John R. Birk as President and Chief Operating Officer effective January 1, 1995, would be teaming with SunTrust BankCard, N.A. and the PGA TOUR to issue a co-branded credit card, was considering a change in amortization of subscriber acquisition costs, will officially relocate its corporate headquarters to Jacksonville, Florida from Cheyenne, Wyoming and would change its fiscal year end from October 31 to December 31.




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


                                   SAFECARD SERVICES, INCORPORATED
                                   -------------------------------
                                             (Registrant)


Date: February 13, 1995                    PAUL G. KAHN
                                   -------------------------------
                                    Paul G. Kahn
                                    Chairman of the Board and
                                      Chief Executive Officer


Date: February 13, 1995                  G. THOMAS FRANKLAND
                                   -------------------------------
                                    G. Thomas Frankland
                                    Vice Chairman and
                                      Chief Financial Officer