Form 10-K/A
period 1994-10-31
SAFECARD SERVICES INC
filed 1995-02-28
CIK 86103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

      Amendment No. 2 to Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing market price on February 15, 1995):
$611,306,779.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock (as of February 15, 1995): Common Stock, $.01 Par Value - 28,937,599 shares.

                     Documents Incorporated By Reference
                     -----------------------------------
None.

       Registrant hereby amends its Form 10-K for its fiscal year ended October 31, 1994 by adding the following to Part III and deleting the incorporation by reference of the Company's definitive proxy statement.


                               PART  III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------   --------------------------------------------------

Italicized terms indicate principal occupation.

WILLIAM T. BACON, JR., director since 1978, age 72, ASSOCIATE, THE CHICAGO CORPORATION, an investment banking firm, November 1994 to present; Associate, Bacon, Whipple, a division of Stifel, Nicolaus & Co., an investment banking firm, 1983 to 1994; managing partner of Bacon, Whipple & Co., prior to 1983; Director, Walbro Corporation, a manufacturer of small engine carburetors and automobile fuel systems.

MARSHALL L. BURMAN, director since 1993, age 65, OF COUNSEL, WILDMAN, HARROLD, ALLEN & DIXON, a Chicago, Illinois law firm, 1992 to present; Chairman, Illinois State Board of Investment, a co-mingled investment fund whose beneficiaries are Illinois state employees (Chairman since 1985, Board member since 1979); Partner, Avery, Hodes, Costello & Burman, a Chicago, Illinois law firm, prior to 1992; Director, Helene Curtis Industries, Inc., a manufacturer and marketer of personal care products, and CFI Industries, Inc., a manufacturer of thermo-plastic packaging.

JOHN ELLIS BUSH, director since January 1995, age 42, PRESIDENT OF THE CODINA GROUP, INC., a real estate development company, 1981 to present; Republican Candidate for Governor of Florida, 1993 to 1994; Secretary of Commerce of the State of Florida, 1987 to 1988; Director, Anchor Glass Container Company and American Heritage Life Insurance Company.

ROBERT L. DILENSCHNEIDER, director since 1991, age 51, CHIEF EXECUTIVE OFFICER AND MAJORITY OWNER OF THE DILENSCHNEIDER GROUP, INC., a public relations firm, 1991 to present; Hill & Knowlton, an international public relations firm, 1967 to 1991 (Chief Executive Officer, 1986 to 1991); Director, Cross Country Healthcare Personnel, a privately held health care organization.

ADAM W. HERBERT, JR., Ph.D., director since January 1995, age 51, PRESIDENT, UNIVERSITY OF NORTH FLORIDA, 1989 to present; Director, Barnett Bank of Jacksonville, N.A., a subsidiary of Barnett Banks, Inc., and Baptist Medical Center (Jacksonville, Florida), a not-for-profit acute care hospital.

PAUL G. KAHN, director since 1993, age 50, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF BOARD OF DIRECTORS OF SAFECARD SERVICES, INCORPORATED (the "Company"), December 1993 to present; Owner and Chief Executive Officer, Coleridge Financial Corp., May 1993 to December 1993; President and Chief Executive Officer, AT&T Universal Card Services Corporation, 1989 to May 1993; Senior Vice President, First National Bank of Chicago, 1988 to 1989.

EUGENE MILLER, director since 1993, age 69, PROFESSOR AND ASSISTANT TO THE DEAN AT THE COLLEGE OF BUSINESS OF FLORIDA ATLANTIC UNIVERSITY, 1991 to present; Vice Chairman and Chief Financial Officer, USG Corporation (formerly known as United States Gypsum Company), 1987 to 1991; Director, MFRI, Incorporated, a manufacturer of filter bags, and several private corporations.

THOMAS F. PETWAY, III, director since 1994, age 55, CHAIRMAN AND CHIEF EXECUTIVE OFFICER, HOME BUILDERS INSURANCE SERVICES, INC., a national marketing and administrative services company specializing in services and insurance programs for residential contractors, 1977 to present; PRINCIPAL OF NETWORK REALTY ASSOCIATES, a real estate agency operating under the name Prudential Network Realty and a member of Prudential Real Estate Affiliates, Inc., 1988 to present.

           Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of their beneficial ownership and reports of changes in such ownership with the Securities and Exchange Commission (the "Commission"); copies of such reports also are required to be filed with the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors that no Form 5 reports were required, the following exceptions with regard to compliance were noted: Mr. Petway filed one late Form 4 relating to one purchase of common shares after his appointment to the Board of Directors; the Form 3 for Susan R. Gottesmann, Senior Vice President-Human Resources, failed to disclose certain shares of common stock which she purchased in 1981; and the Form 3 for Mr. Frechette failed to disclose certain shares of common stock which he purchased in January 1994 prior to joining the Company. In addition, Joanne Seehousen, a former executive officer of the Company, failed to provide the Company with a copy of her report or a written representation that no filing was needed with regard to her beneficial ownership of Company stock.

Item 11.   EXECUTIVE COMPENSATION
- --------   ----------------------

           The following table shows, for the years ending October 31, 1994, 1993 and 1992, the cash and other compensation paid or accrued and certain long-term awards made to the named executives for all services to the Company in all capacities:

                        SUMMARY COMPENSATION TABLE
                                                   Annual Compensation                            Long Term Compensation
                                                   -------------------                            ----------------------
                                                                                                          Award
                                                                                                          -----

                                                                            Other
                                                                           Annual      Restricted        Securities    All Other
Name and                                                                  Compen-           Stock        Underlying      Compen-
Principal                                 Salary         Bonus            sation         Award(s)          Options/       sation
Position                    Year            ($)         ($)(1)            ($)(2)           ($)(3)          SARs (#)       ($)(4)


Paul G. Kahn                1994         686,538         950,000            ----           63,750         1,000,000        49,227
Chairman and CEO

Francis J. Marino           1994         261,154         240,923            ----           18,625           300,000        21,864
Vice Chairman

G. Thomas Frankland         1994         175,000         172,000            ----           17,875           300,000        43,990
Vice Chairman and
Chief Financial Officer

Robert M. Frechette         1994         128,269         147,200            ----              -0-            60,000        71,626
Executive Vice
President - Sales

Dorothy S. Schechter        1994         121,635         105,000            ----            9,250            50,000        - 0 -
Executive Vice President-
Marketing

Gerald R. Cahill            1994         125,000            ----            ----              -0-               -0-       154,045
Former Chief                1993         250,000         190,000            ----
Operating Officer           1992         234,273         120,000            ----

W.M. Stalcup, Jr.           1994         125,000            ----            ----              -0-               -0-       168,559
Former President            1993         250,000         190,000            ----
                            1992         220,192         115,000            ----

(1) The amounts shown include the following signing bonuses: Mr. Kahn - $250,000; Mr. Marino - $32,000; Mr. Frankland - $32,000; and Ms. Schechter - $25,000.

(2) The value of all other personal benefits and perquisites received by the executives in 1994, 1993 and 1992 was less than the required reporting threshold.

(3) The amount shown in the table for each named executive officer is equal to the closing market price on the date of grant multiplied by the number of shares of restricted stock granted to such executive. Restricted stock holdings valued as of October 31, 1994 and the restriction period are as follows (i) Mr. Kahn, 5,000 shares ($80,000) vesting in increments until
December 1, 1997;   (ii) Mr. Marino, 0 shares, his 1,000 shares of restricted
stock vested on August 1, 1994; (iii) Mr. Frankland, 1,000 shares ($16,000), vested on November 1, 1994; and (iv) Ms. Schechter, 500 shares ($8,000), vested on January 25, 1995.

(4)  Amounts shown in this column for 1994 include the following payments:
(i) for Mr. Kahn, payments of term life insurance premiums in 1994 of $3,245 and contributions to a grantor trust as a supplemental retirement benefit of $45,982; (ii) for Mr. Marino, payments of term life insurance premiums in 1994 of $4,389 and contributions to a grantor trust as a supplemental retirement benefit of $17,475; (iii) for Mr. Frankland, payments of group term life insurance premiums in 1994 of $1,955 per year, contributions to a grantor trust as a supplemental retirement benefit of $11,693 and relocation benefits of $30,342; (iv) for Mr. Frechette, relocation benefits of $71,626;
(v) for Mr. Cahill, contributions under the Company's 401(k) and Profit Sharing Plan of $6,827 and payments under his severance agreement of $147,218, including severance pay of $125,000, reimbursement of medical insurance premiums of $2,982 and relocation benefits of $19,236; and (vi) for Mr. Stalcup, contributions under the Company's 401(k) and Profit Sharing Plan of $6,827 and payments under his severance agreement of $161,732, including severance pay of $158,750 and reimbursement of medical insurance premiums of $2,982.

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                    Individual Grants                                               Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock
                                                                                    Price Appreciation for Option
                                                                                    Term

- -------------------------------------------------------------------------------------------------------------------
Name                    Options/         Percent of     Exercise     Expiration     0%            5%            10%
                        SARs                  Total      or Base           Date
                        Granted        Options/SARS        Price
                                         Granted to       ($/Sh)
                                          Employees
                                     in Fiscal Year
                                       (#)(1)(2)(3)
- -------------------------------------------------------------------------------------------------------------------
Paul G. Kahn           1,000,000                42%      $12.625      12/3/2003    $0     $3,536,649     $8,072,993

Francis J. Marino        300,000                13%       $18.94      1/23/2004    $0      1,640,211      3,744,056

G. Thomas Frankland      300,000                13%      $17.875      4/30/2004    $0      1,548,186      3,533,994

Robert M. Frechette       60,000                 3%       $18.75      4/10/2004    $0        324,794        741,387

Dorothy S. Schechter      30,000                 1%     $18.9375      1/23/2004    $0        164,021        374,406
                          20,000                 1%      $17.375      6/12/2004    $0        100,325        229,009

(1) By the terms of the 1994 Long Term Stock-Based Incentive Plan (as amended, the "1994 Plan"), options granted thereunder are exercisable over a period not to exceed ten years. Sixty percent of the options granted to each executive in 1994 vest over a period of four years in annual cumulative increments of 25% on each anniversary of the date of the grant. Forty percent of the options granted to each executive vest in three equal increments when the price of Company Common Stock trades at or above $21, $24 and $27, respectively, over twenty consecutive days and in any case when nine years have elapsed from the date of grant (except that the vesting prices for Mr. Kahn are $18, $21 and $24, respectively). Under the 1994 Plan, all options will immediately vest and become exercisable in the event that a Change in Control (as defined in the 1994 Plan) of the Company occurs.

(2) The 1994 Plan provides that the committee administering the Plan may award tax bonuses to grantees under the 1994 Plan to be paid upon the exercise of options or lapse of restrictions on restricted stock.

(3) The total number of shares granted pursuant to options to all employees under the 1994 Plan and the Employees Stock Option Plan during fiscal 1994 was 2,357,700. This amount does not include the approximately 537,400 shares granted in fiscal year 1994 pursuant to options and restricted stock awards subject to stockholder approval at the Annual Meeting of an increase in the number of shares available for issuance under the 1994 Plan.

     The following table sets forth information regarding stock options exercised in fiscal year 1994 by each of the named executive officers and the value of the unexercised options held by these individuals as of October 31, 1994, based on the market value ($16.00) of the common stock on that date.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION/SAR VALUES
                                                                                                                      Value of
                                                                                       Number of                   Unexercised
                                                                                     Unexercised                  In-the-Money
                                                                                 Options/SARs at               Options/SARs at
                                                                                      FY-End (#)                    FY-End ($)

                           Shares Acquired                   Value                  Exercisable/                  Exercisable/
Name                       on Exercise (#)             Realized ($)                Unexercisable                 Unexercisable


Paul G. Kahn                         - 0 -                    - 0 -                  0/1,000,000                   0/3,375,000

Francis J. Marino                    - 0 -                    - 0 -                    0/300,000                           0/0

G. Thomas Frankland                  - 0 -                    - 0 -                    0/300,000                           0/0

Robert M. Frechette                  - 0 -                    - 0 -                     0/60,000                           0/0

Dorothy S. Schechter                 - 0 -                    - 0 -                     0/50,000                           0/0

W.M. Stalcup, Jr.                  290,000               $3,846,667                          0/0                           0/0

Gerald R. Cahill                   165,000               $2,050,896                          0/0                           0/0


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------   --------------------------------------------------------------

           The following table sets forth, as of February 15, 1995, beneficial ownership of the Company's common stock by each current director and nominee for director, the named executive officers of the Company, including two former executives who acted as chief executive officer during a part of 1994, and all of the foregoing, together with all other executive officers, as a group. Except as described below, each of the persons and group listed below has sole voting and investment power with respect to the shares shown.

                                                     Number of
                                                  Shares Which
                                                        May Be
Names of Directors,                                   Acquired    Percent of
Nominees and Executive               Number of       Within 60         Class
Officers                          Shares Owned        Days (5)           (%)

William T. Bacon, Jr.               (1)100,300              0            *
Marshall L. Burman                       2,000        100,000            *
John Ellis Bush                          1,000              0            *
Gerald R. Cahill                             0              0            *
Robert L. Dilenschneider                   100        100,000            *
G. Thomas Frankland                      1,000              0            *
Robert M. Frechette                    (2) 659          9,000            *
Adam W. Herbert, Jr.                     1,000              0            *
Paul G. Kahn                         (3) 5,100        283,333            *
Francis J. Marino                        1,000         45,000            *
Eugene Miller                              500        100,000            *
Thomas F. Petway, III                   14,400        100,000            *
Dorothy S. Schechter                    (4)500          4,500            *
W.M. Stalcup, Jr.                       40,000              0            *
All Directors, Nominees and
Executive Officers as a group          176,059        755,333            3.14
- -----------
* Less than one percent.

1. The shares shown do not include 5,000 shares owned by the wife of Mr. Bacon, as to which he disclaims beneficial ownership.

2. The shares shown do not include 103 shares owned by the wife of Mr. Frechette as to which he disclaims beneficial ownership.

3. The shares shown include 5,000 shares of restricted stock, as to which Mr. Kahn possesses sole voting power, but no investment power, during the restricted period. Restrictions on the sale or transfer of such stock lapse in increments over a period ending in December 1997.

4. The shares shown do not include 400 shares owned by the husband of Ms. Schechter, as to which she disclaims beneficial ownership.

5. The shares shown consist of the Company's common stock subject to stock options currently exercisable or exercisable within sixty days of February 15, 1995. Not shown are options to purchase the Company's common stock not currently exercisable and not becoming exercisable sixty days after February 15, 1995, including 716,667 shares subject to options granted to Mr. Kahn, 300,000 shares subject to options granted to Mr. Frankland, 51,000 shares subject to options granted to Mr. Frechette, 255,000 shares subject to options granted to Mr. Marino, 45,500 shares subject to options granted to Ms. Schechter, and 216,500 shares subject to options granted to other executive officers of the Company. The amounts shown do not include options granted to a certain executive officer subject to stockholder approval at the Annual Meeting of a proposed amendment to the 1994 Plan. The amounts shown also do not include options granted to Mr. Bush and Dr. Herbert subject to stockholder approval at the Annual Meeting of a proposed Directors Stock Plan.

PRINCIPAL HOLDERS

           The following table sets forth, as of February 15, 1995, beneficial ownership of the Company's common stock by persons known by the Company to beneficially own more than 5% of the Company's common stock:

Name and Address            Amount and Nature
of Beneficial Holder        of Beneficial Ownership       Percent of Class(4)
- --------------------        -----------------------       ----------------

FMR Corp                               1,992,600(1)                  6.89
  82 Devonshire Street
  Boston, MA 02109
Sound Shore Management, Inc.           1,845,800(2)                  6.38
  8 Sound Shore Drive
  Greenwich, CT 06836
The Equitable Companies Incorporated   1,478,100(3)                  5.11
  787 Seventh Avenue
  New York, New York  10019

1. According to a Schedule 13G filed with the Commission by FMR Corp. ("FMR"), FMR beneficially owned 1,992,600 shares of the Company's common stock as of December 31, 1994. FMR claimed sole or shared voting power with respect to none of the shares and sole dispositive power with respect to all of the shares.

2. According to a Form 13G filed with the Commission, Sound Shore Management, Inc. claimed sole voting power with respect to 1,702,300 shares of the Company's common stock and no voting power with respect to 143,500 shares and sole investment power with respect to all of the shares shown as of December 31, 1994.

3. According to a Form 13G filed with the Commission by five French mutual insurance companies, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle, as a group, The Equitable Companies Incorporated and their subsidiaries (collectively, "Equitable"), these entities claim beneficial ownership of 1,478,100 shares of the Company's common stock as of December 31, 1994. These entities claimed sole voting power with respect to 1,002,300 of such shares and shared voting power with respect to 45,000 of such shares and claimed sole dispositive power with respect to 1,477,800 of the shares and shared dispositive power with respect to 300 shares shown as of December 31, 1994.

4. The percentage ownership is based on 28,937,599 shares of the Company's common stock outstanding as of February 15, 1995.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------   ----------------------------------------------

           Steven J. Halmos. After his resignation as Chief Executive Officer and a director on December 19, 1992, Steven J. Halmos acted as Advisor on Marketing and Operational Strategy pursuant to a written agreement with the Company (as amended and restated as of April 1, 1993, the "Steven J. Halmos Agreement"). On May 26, 1994, the Company reached a settlement with Steven J. Halmos to terminate the Steven J. Halmos Agreement and various other agreements between the Company and Mr. Halmos that provided for payments to Mr. Halmos of $2,000,000 a year through March 31, 1998. The settlement, which arose in connection with the Company's management restructuring in April 1994 and a related decision to cease using Mr. Halmos' services, resulted in a $4,400,000 cash payment to Mr. Halmos. Subsequent to his termination, Mr. Halmos exercised options to purchase 3,900,000 shares of the common stock at exercise prices of $5.50 or $5.125 per share.

           Wright Express Corporation. In September 1994, the Company acquired Wright Express Corporation for $35.5 million in cash. Mr. Paul G. Kahn, the Company's Chairman and Chief Executive Officer, was a director of Wright Express Corporation and as a director had received an option to purchase 25,000 shares of Wright Express common stock. During negotiations between the Company and Wright Express Corporation, Mr. Kahn did not attend any meetings or participate in any discussions of the Board of Directors of Wright Express Corporation and abstained from voting on the acquisition by the Company's Board of Directors. Mr. Kahn also surrendered for no consideration his options to purchase Wright Express common stock which he otherwise could have exercised and sold in the merger with the Company.

           Museum Art Properties, Inc. In October 1994, the Company executed an agreement with Museum Art Properties, Inc. ("MAP") pursuant to which the Company was granted a license to market certain consumer products and for which it will pay MAP certain royalties and fees from the sale of such products. In 1994, the Company paid a promotion fee of $250,000 upon award of the license and an advance against royalties of $1,500,000 to MAP. In addition, provided that the Company conducts sales under the agreement, the Company has guaranteed certain royalties to MAP in 1996 and 1997. Mr. Dilenschneider, one of the Company's directors, is a director and 10% stockholder of MAP.

           Public Relations and Investor Relations. The Dilenschneider Group, Inc. ("DGI"), a company owned by one of the Company's directors, provided public relations counsel and advice to the Company in fiscal year 1994 for an annual retainer of $180,000. In October 1994, the Company entered into an engagement letter with DGI for public affairs assistance during 1995 for an annual retainer of $100,000.


           During 1994, DGI also consulted on and assisted the Company with investor relations for a monthly fee of $12,500. In addition, Eugene Miller, one of the Company's directors provided investor relations consulting services to the Company during 1994 for a monthly retainer of $4,167. Both of these investor relations consulting arrangements ended as of October 31, 1994.


                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SAFECARD SERVICES, INCORPORATED





                                      By:    G THOMAS FRANKLAND
                                          -------------------------------
                                          G. Thomas Frankland
                                          Vice Chairman & Chief Financial
                                          Officer