Form 10-Q/A
SAFECARD SERVICES INC
filed 1995-03-27
CIK 86103

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                              FORM 10-Q/A


   AMENDMENT NO. 1 TO THE TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM NOVEMBER 1, 1994
                         TO DECEMBER 31, 1994

                     Commission File No. 1-10411
                                         -------

                   SAFECARD SERVICES, INCORPORATED
                   -------------------------------
       (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                       13-2650534
------------------------------    ------------------------------------
(State or Other Jurisdiction of (I.R.S. Employer Identification number) Incorporation or Organization)


3001 E. PERSHING BLVD., CHEYENNE, WYOMING                       82001
-----------------------------------------                      -------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:      (307) 771-2700
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


                             Yes   X      No
                                 ----        ----

Common Stock, $.01 Par Value
----------------------------

Outstanding at March 22, 1995                   28,942,265 Shares


                       Total Number of Pages  22
                                             ---

                    PART I.    FINANCIAL INFORMATION
                  -------     ---------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

                                      DECEMBER 31,     OCTOBER 31,
                                         1994             1994
                                      ------------     -----------
                                       (UNAUDITED)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents           $   9,315        $  17,921
   Marketable securities, maturing
     within one year                      43,532           39,249
   Receivables, net                       58,337           42,449
   Income taxes receivable                 2,121            2,114
   Deferred subscriber acquisition
     costs and related commissions,
     current portion                      85,435           83,449
   Deferred income taxes,
     current portion                      10,315            8,450
                                         -------          -------
   Total current assets                  209,055          193,722

   Marketable securities, maturing
     after one year                      116,134          127,363
   Deferred subscriber acquisition
     costs and related commissions,
     non-current portion                  46,482          111,948
   Property and equipment, net            23,381           16,410
   Excess of cost over fair value
     of net assets acquired               28,451           28,739
   Other assets                            5,211            2,191
                                          ------          -------
        Total assets                   $ 428,714        $ 480,373
                                         =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
   Accounts payable                     $ 33,037         $ 30,833
   Accrued expenses                       30,535           24,654
   Subscribers' advance payments,
     current portion                     117,203          106,563
   Allowance for cancellations             9,197            7,656
   Notes payable to bank                  12,083           11,793
                                         -------          -------
   Total current liabilities             202,055          181,499

   Subscriber advance payments,
     non-current portion                  54,862           51,991
   Deferred income taxes, non-
     current portion                       4,991           29,291
                                         -------          -------

          Total liabilities              261,908          262,781
                                         -------          -------

STOCKHOLDERS' EQUITY
   Common stock--authorized 35,000,000
     shares ($.01 par value);34,946,000
     shares issued; 28,933,599 shares
     outstanding                             349              349
   Additional paid-in capital             41,058           41,058
   Retained earnings                     174,066          225,459
   Unrealized loss on securities
     available for sale                                      (607)
                                         -------          -------
                                         215,473          266,259
Less cost of common shares in
   treasury (6,012,401 shares)           (48,667)         (48,667)
                                          ------           ------

        Total stockholders' equity       166,806          217,592
                                         -------          -------
        Total liabilities and
           stockholders' equity        $ 428,714        $ 471,833
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

     The 1994 presentation of the Company's balance sheet had previously been presented in an unclassified format. During a review of the Company's Transition Period Form 10-Q, the Securities and Exchange Commission disagreed with the unclassified presentation. As a result, the balance sheet is presented in a classified format for December 31, 1994 and October 31, 1994.

     Price Waterhouse LLP has made a review, and not an audit, of the unaudited consolidated financial information of the Company for the two month period ended December 31, 1994 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated February 6, 1995, except as to Note 1, which is as of March 24, 1995, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.


2.   INVESTMENTS

     On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Investments in Certain Debt and Equity Securities." Upon adoption of FAS 115, the Company classified its securities portfolio, consisting of municipal bonds, as available for sale and disclosed the unrealized loss of $607,000 as a separate component of stockholders' equity. During the two months ended December 31, 1994, the Company experienced further market value declines in its investment portfolio as a result of the increasing interest rate environment. Given the Company's strategy to redeploy its investment resources into operating assets and in view of the current interest rate environment, management has elected to actively reposition the portfolio. This repositioning will minimize additional market risk and complete the Company's effort to shorten the overall maturity of the portfolio. By reinvesting the proceeds of municipal bonds sold in short-term taxable securities, the Company can also take advantage of its current tax net operating loss position. Due to the decision to actively sell a significant portion of the Company's investment portfolio, management determined that there was an other than temporary decline in the market value of its available for sale portfolio, and consequently the net unrealized losses of $1,943,000 previously recognized as an offset to stockholders' equity were charged against earnings for the two months ended December 31, 1994.


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

     After a general review of the Company's business plans and related accounting practices, the Company's Board of Directors approved a change in the amortization periods for deferred subscriber acquisition costs. The change was made in response to the Company's plans to incur additional marketing expenditures to enhance renewal rates. Under generally accepted accounting principles, if additional expenditures are incurred to maintain or enchance the renewal stream, the Company would not be allowed to amortize such subscriber acquisition costs over periods greater than the initial subscription period. Accordingly, based on its proposed efforts to enhance renewal rates, the Company changed its amortization periods. In prior periods, subscriber acquisition costs were generally amortized up to 10 years for single year subscriptions and up to 12 years for multi-year subscriptions. These amortization periods represented the estimated life of the subscriber. During the two months ended December 31, 1994, the amortization periods were shortened to 1 year and 3 years for single year and multi-year subscriptions, respectively (initial subscription period without regard for anticipated renewals). The effect of reducing the amortization periods resulted in a one-time, non-cash, pre-tax charge to earnings of $65,500,000 during the two months ended December 31, 1994. The new amortization periods are more conservative and result in a less complex amortization computation than before.

     The change in amortization period for deferred subscriber acquisition costs does not affect the amortization of commissions which continue to be amortized over the one to three year subscription period, as appropriate.


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




                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------


To the Board of Directors and Stockholders of SafeCard Services, Incorporated


We have reviewed the accompanying consolidated balance sheet of SafeCard Services, Incorporated as of December 31, 1994, and the related consolidated statements of earnings and of cash flows for the two month period then ended, appearing in the Company's Form 10-QA for the transition period ended December 31, 1994. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 31, 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated December 5, 1994, except for Note 1, as to which the date is March 24, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of October 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet
from which it has been derived.   The comparative interim financial
information for the period ended December 31, 1993 was not reviewed by us.



PRICE WATERHOUSE LLP
Denver, Colorado
February 6, 1995, except for Note 1,
  as to which the date is March 24, 1995








ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

     Renewal rates for single year Hot-Line subscriptions were 76% and 75% for 1994 and 1993, respectively. Renewal rates for multi-year Hot-Line subscriptions (primarily three year subscriptions) remained constant at 47% for the same periods. Renewal rates for Fee Card subscriptions (primarily marketed as single year subscriptions) were 82% and 81% for 1994 and 1993, respectively. Renewal rates are computed by comparing the number of paid subscribers at the end of the period for each subscriber campaign pool in existence at the beginning of the period to the number of paid subscribers at the beginning of the period. The Company monitors renewal rates by product by client on a monthly basis. Renewal rates of subscribers are affected by a variety of factors including the mix of subscribers renewing, economic factors, changes in the credit card industry and other factors which may be beyond the Company's control.

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

     As discussed in Note 2 of Notes to Consolidated Financial Statements under Item 1. Financial Statements, the Company recognized an other than temporary decline in the market value of its securities available for sale portfolio as of December 31, 1994 due to management's decision to actively reposition the Company's investments. Consequently, the net unrealized losses previously recognized as an offset to stockholders' equity of $1,943,000 were charged against 1994 earnings.

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

     As discussed in Note 3 of Notes to Consolidated Financial Statements under Item 1. Financial Statements, the Company's Board of Directors approved a change in the amortization periods for deferred subscriber acquisition costs as part of a general review of the Company's business plans and related accounting practices. The change was made in response to the Company's plans to incur additional marketing expenditures to enhance renewal rates. Under generally accepted accounting principles, if additional expenditures are incurred to maintain or enhance the renewal stream, the Company would not be allowed to amortize such subscriber acquisition costs over periods greater than the initial subscription period. Accordingly, based on its proposed efforts to enhance renewal rates, the Company changed its amortization periods. In prior periods, subscriber acquisition costs were generally amortized over 10 years for single year subscriptions and 12 years for multi-year subscriptions, which represented the estimated life of the subscriber. During the two months ended December 31, 1994, the amortization periods were shortened to 1 year and 3 years for single year and multi-year subscriptions, respectively, which represents the initial subscription period.

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

     The Company incurred approximately $776,000 of litigation and other legal expenses during the two months ended December 31, 1994. Litigation expenses anticipated in future periods cannot be quantified. See Item 1. "Legal Proceedings" under Part II. "Other Information."

     The amount of the expected costs or commitments to develop new businesses, products and services in future periods is not quantifiable; however, such amounts could be material to liquidity or results of operations. The Company believes that its cash flow from operations and the Company's cash and investment balances (which totaled $168,981,000, of which $11,900,000 is restricted, as of December 31, 1994) are adequate to meet the Company's current liquidity needs.


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

     Commissions paid to credit card issuers were $11,794,000 in 1994 as compared to $11,760,000 in 1993. (See "Billings to Subscribers, Net").


                   PART II.        OTHER INFORMATION
                   --------        -----------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     The Company is defending or prosecuting five complex lawsuits against Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him. These lawsuits are described in Note 6 of Notes to Consolidated Financial Statements under Item
1. Financial Statements. The Company believes that it has proper and meritorious defenses in these lawsuits which it intends vigorously to pursue. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company, in which the Company is not named as a defendant.

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


                                   SAFECARD SERVICES, INCORPORATED
                                   -------------------------------
                                             (Registrant)


Date: March 24, 1995                    G. THOMAS FRANKLAND
                                   -------------------------------
                                    G. Thomas Frankland
                                      Vice Chairman and
                                      Chief Financial Officer