Form 10-K/A
SAFECARD SERVICES INC
filed 1995-03-27
CIK 86103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A

    Amendment No. 3 to Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 1994   Commission File No. 1-10411
                          ----------------                       -------

                     SAFECARD SERVICES, INCORPORATED
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

          Delaware                           13-2650534
-------------------------------   -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)    Number)

3001 E. Pershing Blvd., Cheyenne, Wyoming                   82001
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (307) 771-2700
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Class             Name of Exchange on Which Registered
----------------------------    ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing market price on March 22, 1995):
$553,520,818.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock (as of March 22, 1995): Common Stock, $.01 Par Value - 28,942,265 shares.

                   Documents Incorporated By Reference

Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.


Item 6.   SELECTED FINANCIAL DATA

Selected Statement of Earnings Data             (In thousands, except per share data)
Year ended October 31,                      1994     1993       1992     1991     1990
Subscription revenue, net               $ 173,434 $ 156,600 $ 146,265 $ 140,557 $ 124,133
Interest and other income(2)            $  15,652 $  10,526 $  11,916 $  11,327 $  10,119
Earnings before cumulative
  effect of accounting change(1)(4)(6)  $  18,021 $  31,477 $  22,498 $  29,713 $  26,863
Net earnings(1)(4)(6)                   $  20,021 $  31,477 $  22,498 $  29,713 $  26,863
Earnings per share(1)(4)(6)                  $.70     $1.10      $.75     $1.02      $.93
Weighted average number of
  common and common
  equivalent shares(3)                     28,411    28,572    30,158    29,325    29,240
Cash dividends per share                     $.20      $.20      $.15      $.15     $.125

Selected Balance Sheet Data(5)                               (In thousands)
October 31,                                1994     1993      1992      1991     1990
Total cash and cash
  equivalents and investments(3)        $ 184,533 $170,039  $187,301  $178,670  $155,860

Total assets                            $ 480,373 $378,287  $377,418  $351,566  $324,726

Stockholders' equity(3)                 $ 217,592 $157,695  $165,498  $144,903  $199,496

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

(6) In April 1994, the Company recorded a restructuring charge of $7,900,000 in connection with a reorganization of its operations and the naming of a new senior management team.



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

     General, administrative and service costs increased $13,891,000, or 47%, in 1994 compared to 1993. Of this increase $1,238,000 is attributable to an increase in legal fees and $1,676,000 is attributable to the operations of Wright Express since acquisition. The remaining increase was due to expenses attributable to an investment in Company infrastructure (i.e. personnel and operations) necessary to support the planned growth of the Company and the reorganization of the Company's operations into strategic business units. Of such amount, $3.2 million related to increases in salaries and benefits, $3.8 million related to increases in operating costs and $1.4 million related to increases in travel-related expenses.

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

     On September 14, 1994, the Company acquired 100% of the outstanding common stock of Wright Express for $35,500,000 in cash. The acquisition was accounted for under the purchase method and accordingly the results of operations of Wright Express are included in the Company's consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company recorded $28,891,000 of excess cost over fair value of net assets acquired which is being amortized over 25 years (see Notes 2 and 12 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). At October 31, 1994, the Company had $11,793,000 of revolving debt outstanding. This debt was assumed in the acquisition of Wright Express (see Note 7 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data) and is used to finance the operations of that subsidiary. Prior to the acquisition of Wright Express, the Company did not have any debt outstanding.

     Cash flow used in financing activities amounted to $41,432,000 in 1993 compared to $2,733,000 used in financing activities in 1992. This increase is explained in the preceding paragraphs.

     The Company incurred approximately $8.3 million of litigation and other legal expenses in 1994. Litigation expenses anticipated in future periods cannot be quantified. See "Pending Litigation".

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

     Expenditures for subscriber acquisition costs increased $4,312,000, or 7%, in 1994 as compared to 1993. This increase is primarily due to an increase in the level of direct-mail and telemarketing programs initiated during the year. However, the rate of increase in expenditures was less than that in the previous year due to a decline in telemarketing volume which began in the fourth quarter of 1993 and leveled off in 1994. The decrease in telemarketing volume is due primarily to reduced volume with certain non-bank credit card issuer clients. The decrease in volume relates to the decline in certain net response rates discussed under "Results of Operations
- Subscriber Acquisition  Costs."

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




PRICE WATERHOUSE LLP
Denver, Colorado
December 5, 1994, except for Note 1, as to which the date is March 24, 1995




SafeCard Services, Inc.
Consolidated Balance Sheet
(in thousands, except share data)

October 31,                                   1994           1993

Assets

Current Assets
     Cash and cash equivalents              $ 17,921       $  3,335
     Securities available for sale,
          maturing within one year            39,249
     Receivables, net                         42,449         12,846
     Income taxes receivable                   2,114          5,252
     Deferred subscriber acquisition
          costs and related commissions,
          current portion                     83,449         76,136
     Deferred income taxes, current            8,540
                                             -------        -------
     Total current assets                    193,722         97,569

     Investment securities, maturing
          after one year                                    166,704
     Securities available for sale,
          maturing after one year            127,363
     Deferred subscriber acquisition
          costs and related commissions,
          non-current portion                111,948        104,801
     Property and equipment, net              16,410          8,420
     Excess of cost over fair value
          of net assets acquired              28,739
     Other assets                              2,191            793
                                             -------        -------
          Total assets                      $480,373       $378,287
                                             =======        =======

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
     Accounts payable                       $ 30,833       $ 14,961
     Accrued expenses                         24,654         16,573
     Subscribers' advance payments,
          current portion                    106,563         94,460
     Allowance for cancellations               7,656          8,893
     Deferred income taxes,current portion                   10,554
     Notes payable to bank                    11,793
                                             -------        -------
     Total current liabilities               181,499        145,441

     Subscriber advance payments,
          non-current portion                 51,991         47,603
     Deferred income taxes, non-
          current portion                     29,291         27,548
                                             -------        -------
          Total liabilities                  262,781        220,592
                                             -------        -------

Stockholders' Equity
  Common stock--authorized 35,000,000
   shares ($.01 par value); 34,946,000
   shares issued (34,196,000 in 1993);
   28,933,599 shares outstanding
   (24,118,184 in 1993)                          349            342
  Additional paid-in capital                  41,058         15,990
  Retained earnings                          225,459        220,898
  Unrealized loss on securities
     available for sale                         (607)
                                             -------        -------
                                             266,259        237,230
Less cost of common shares in treasury
 (6,012,401 in 1994 and 10,077,816 in 1993)  (48,667)       (79,535)
                                             -------        -------

     Total stockholders' equity              217,592        157,695
                                             -------        -------
Commitments and contingencies (Note 14)      -------        -------


     Total liabilities and
        stockholders' equity                $480,373       $378,287
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

The Company believes that a classified balance sheet does not accurately reflect the Company's operating cycle and results in financial ratios that are not meaningful due to the mix of its assets including marketable investment securities, deferred subscriber acquisition costs and related commissions, and deferred subscribers' advance payments. As a result, the 1994 presentation of the Company's balance sheet had previously been presented in an unclassified format. During a review of the Company's Form 10-K, the Securities and Exchange Commission disagreed with the unclassified presentation. As a result, the balance sheet is presented in a classified format for 1994 and 1993. Certain other changes have been made in the presentation of 1993 and 1992 financial information to conform with 1994 presentation.

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

In addition, the Company is currently expanding and renovating its operations center in Cheyenne, Wyoming to allow for expected growth and to provide for improved customer service capabilities. Through October 31, 1994, approximately $750,000 has been expended by the Company on this project. Expenditures through February 1995, the anticipated date of completion, are expected to be approximately $10 million.

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


                                            SAFECARD SERVICES, INCORPORATED



                                                  G. THOMAS FRANKLAND
March 24, 1995                               -------------------------------
                                             G. Thomas Frankland
                                             Vice Chairman & Chief Financial
                                             Officer